Form 10-Q
period 2021-09-30
Project Energy Reimagined Acquisition Corp.
filed 2021-12-14
CIK 1847241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40972

PROJECT ENERGY REIMAGINED ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1582574
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3 Lagoon Drive, Suite 170 Redwood City, California 94065
(260) 515-9113
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	PEGRU	The Nasdaq Stock Market, LLC

Class A ordinary shares, par value $0.0001 per share	PEGR	The Nasdaq Stock Market, LLC

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	PEGRW	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of December 13, 2021, there were 26,377,660 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 6,594,437 of the registrant's Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Unaudited Condensed Statements of Operations for the Three Months ended September 30, 2021 and for the period from February 10, 2021 (inception) Through September 30, 2021	2

	Condensed Statements of Changes in Shareholder's Equity (Deficit) for the period from February 10, 2021 (inception) through February 18, 2021 (audited) and for the period from February 18, 2021 through September 30, 2021 (unaudited)	3

	Unaudited Condensed Statement of Cash Flows for the period from February 10, 2021 (inception) Through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

Item 4.	CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	22

Item 1A.	RISK FACTORS	22

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

Item 3.	DEFAULTS UPON SENIOR SECURITIES	22

Item 4.	MINE SAFETY DISCLOSURES	22

Item 5.	OTHER INFORMATION	22

Item 6.	EXHIBITS	23

SIGNATURES		24

i

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED BALANCE SHEET

September 30, 2021

(UNAUDITED)

ASSETS
Deferred offering costs	$694,417
TOTAL ASSETS	$694,417

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,521
Accrued offering costs	450,886
Promissory note - related party	271,897
Total Liabilities	730,304

Commitments (Note 6)

Shareholder's Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding(1)	719
Additional paid-in capital	24,281
Accumulated deficit	(60,887)
Total Shareholder's Equity (Deficit)	(35,887)
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)	$694,417

(1) Includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). The underwriters partially exercised their over-allotment option on November 17, 2021, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited (see Note 6 and 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		February 10,
		2021
		(Inception)
	Three Months Ended	Through
	September 30,	September 30,
	2021	2021
Operating and formation costs	$30,124	$60,887
Net loss	$(30,124)	$(60,887)

Weighted average shares outstanding, basic and diluted(1)	6,250,000	7,375,539
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)
(1) Excludes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). The underwriters partially exercised their over-allotment option on November 17, 2021, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited (see Note 6 and 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at February 10, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(5,500)	(5,500)
Balance at February 18, 2021 (audited)	7,187,500	719	24,281	(5,500)	19,500
Net loss	—	—	—	(25,263)	(25,263)
Balance at June 30, 2021 (unaudited)	7,187,500	719	24,281	(30,763)	(5,763)
Net loss	—	—	—	(30,124)	(30,124)
Balance at September 30, 2021 (unaudited)	7,187,500	$719	$24,281	$(60,887)	$(35,887)

(1) Includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). The underwriters partially exercised their over-allotment option on November 17, 2021, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited (see Note 6 and 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(60,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	7,866
Payment of operating costs through promissory note - related party	45,500
Changes in operating assets and liabilities:
Accounts payable	7,521
Net cash used in operating activities	—

Net Change in Cash	—
Cash — Beginning of period	—
Cash — End of period	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$17,134
Deferred offering costs included in accrued offering costs	$450,886
Deferred offering costs included in promissory note - related party	$226,397

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

Project Energy Reimagined Acquisition Corp. (the “Company” or "Project Energy") is a blank check company incorporated in the Cayman Islands on February 10, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a "Business Combination"). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through September 30, 2021 relates to the Company's formation and the initial public offering ("Initial Public Offering"), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company's Initial Public Offering was declared effective on October 28, 2021. On November 2, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,150,000 warrants (the "Private Placement Warrants") at a price of $1.00 per Private Placement Warrant in a private placement to Smilodon Capital, LLC (the "Sponsor"), generating gross proceeds of $8,150,000, which is discussed in Note 4.

The Company had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any (see Note 6). On November 12, 2021, the underwriters partially exercised the over-allotment option and on November 17, 2021 purchased an additional 1,377,660 Units (the “Over-Allotment Units”), generating gross proceeds of $13,776,600.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 275,532 warrants (the “Over-Allotment Warrants”) at a purchase price of $1.00 per warrant in a private placement to the Sponsor, generating gross proceeds of $275,532.

An aggregate of $263,776,600 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Over-Allotment Units, and a portion of the net proceeds from the sale of the Private Placement Warrants and sale of the Over-Allotment Warrants was placed in a trust account (the “Trust Account”) and will be invested only in U.S. government treasury securities with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as determined by the Company which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company's obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of this offering (or 21 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle, or definitive agreement for an initial Business Combination within 18 months from the closing of the Initial Public Offering, but has not completed an initial Business Combination within such 18-month period) ; and (iii) absent an initial Business Combination within 18 months from the closing of this offering (or 21 months, as applicable)  or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the trust account to the public shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the Company's ability to complete a Business Combination. If are unable to complete the initial Business Combination, the Company's public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and the warrants will expire worthless.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. Holders of the Company’s Public Shares will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity ("ASC 480").

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association as then in effect (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote any Founder Shares held by them, and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each holder of Public Shares may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all.

If the Company seeks shareholder approval of the initial Business Combination and the Company does not conduct redemptions in connection with the initial Business Combination pursuant to the tender offer rules, the memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without the Company’s prior consent (the “Excess Shares”) However, the Company would not be restricting the shareholders’ ability to vote all of their shares (including Excess Shares) for or against the initial Business Combination. The shareholders’ inability to redeem the Excess Shares will reduce their influence over the ability to complete the initial Business Combination, and such shareholders could suffer a material loss in their investment if they sell such Excess Shares on the open market. Additionally, such shareholders will not receive redemption distributions with respect to the Excess Shares if the Company completes the initial Business Combination. And, as a result, such shareholders will continue to hold that number of shares exceeding 15% and, in order to dispose such shares would be required to sell their shares in open-market transactions, potentially at a loss.

The initial shareholders and anchor investors (as described in Note 5) have agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company's obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the Initial Public Offering (or 21 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle, or definitive agreement for an initial Business Combination within 18 months from the closing of the Initial Public Offering, but has not completed an initial Business Combination within such 18-month period) or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within 18 months (or 21 months, as applicable) from the Initial Public Offering. However, if the initial shareholders or anchor investors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Memorandum and Articles of Association provides that the Company will have only 18 months from the closing of Initial Public Offering (or 21 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle, or definitive agreement for an initial Business Combination within 18 months from the closing of the Initial Public Offering, but has not completed an initial Business Combination within such 18-month period) (the “Combination Period”) to complete an initial Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period or during any extension period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii) to the obligations under Cayman Islands law to provide for claims of creditors and the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the Combination Period.

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor have the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete the initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of the Public Shares. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Further, the Company has access to $1,500,000 in working capital loans subsequent to the Initial Public Offering, as described in Note 5. Accordingly, management has since reevaluated the Company's liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements are issued and therefore substantial doubt has been alleviated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on November 1, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on November 2, 2021, November 9, 2021, and November 24, 2021. The interim results for the period from February 10, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes ("ASC 740"). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on February 10, 2021, the evaluation was performed for the upcoming 2021 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021.  The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 937,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative instruments are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on October 28, 2021.  On November 2, 2021, the Company completed its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant ("Public Warrant"). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7). On November 12, 2021, the underwriters partially exercised the over-allotment option and on November 17, 2021 purchased an additional 1,377,660 Over-Allotment Units, generating gross proceeds of $13,776,600, for an aggregate total of $263,776,600 in gross proceeds from the Initial Public Offering and closing of the exercise of the over-allotment option.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,150,000 warrants at a price of $1.00 per Private Placement Warrant ($8,150,000 in the aggregate). Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 275,532 Over-Allotment Warrants at a purchase price of $1.00 per warrant in a private placement to the Sponsor, generating gross proceeds of $275,532, for an aggregate total of $8,425,532 in gross proceeds from the sale of the Private Placement Warrants and Over-Allotment Warrants. Each Private Placement Warrant and Over-Allotment Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants and Over-Allotment Warrants were added to the net proceeds from the Initial Public Offering and the Over-Allotment Units held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants and Over-Allotment Warrants that are included in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants and Over-Allotment Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 18, 2021, the Sponsor was issued 8,625,000 Class B ordinary shares (the “Founder Shares”) for an aggregate of $25,000 paid to cover certain expenses on behalf of the Company. In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. Shares and associated amounts have been retroactively restated to reflect the share surrender. The Founder Shares include an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor and its permitted transferees own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 17, 2021, with the partial exercise of the underwriters' over-allotment option, 344,415 Class B ordinary shares are no longer subject to forfeiture, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited (see Note 6 and 9).

The Sponsor and the Additional Anchor Investors (as defined below) has each agreed with the Company that, subject to certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

A total of eleven anchor investors (the “Anchor Investors” representing both the Original Anchor Investors and the Additional Anchor Investors as defined below) purchased Units in the Initial Public Offering at the offering price of $10.00 per Unit. Pursuant to such Units, the Anchor Investors have not been granted any shareholder or other rights in addition to those afforded to the Company’s other public shareholders.

Three anchor investors (the “Original Anchor Investors”) entered into separate subscription agreements in March and July 2021 with the Sponsor for direct interests in the Founder Shares held by the Sponsor. The Original Anchor Investors purchased interests representing 1,379,850 Founder Shares at a purchase price of $0.004 per share or $5,519 in the aggregate.

The other eight anchor investors (the “Additional Anchor Investors”) entered into separate subscription agreements in September 2021 with the Sponsor for the purchase of Founder Shares from the Sponsor. The Additional Anchor Investors purchased 1,171,717 Founder Shares at a purchase price of $0.004 per share or $4,687 in the aggregate.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Anchor Investors have not been granted any shareholder or other rights in addition to those afforded to the Company’s other public shareholders. Further, the anchor investors are not required to (i) hold any Units, Class A ordinary shares or warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of the Business Combination. The anchor investors have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the Units they purchased in the Initial Public Offering as the rights afforded to the Company’s other public shareholders.

The Company estimated the fair value of the Founder Shares attributable to the anchor investors to be $19,391,909 or $7.60 per share. The excess of the fair value of the Founder Shares sold over the aggregate purchase price of $10,206 (or $0.004 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately in the statement of operations. Offering costs allocated to the Public Shares [were][will be] charged to stockholder’s equity upon the completion of the Initial Public Offering.

Forward Purchase Agreement

In September 2021, the Company amended and restated the forward purchase agreement pursuant to which EWI Capital SPAC I LLC (the “forward purchase investor”) has subscribed to purchase from the Company 2,000,000 units (the “forward purchase units”), with each unit consisting of one Class A ordinary share, par value of $0.0001 per share (the “forward purchase shares”) and one-half of one redeemable warrant (the “forward purchase warrants”), for $10.00 per unit, or $20,000,000, in a private placement to close substantially concurrently with the closing of a Business Combination. The terms of the forward purchase units will be identical to the terms of the Units being offered in the Initial Public Offering, except that the forward purchase securities will have certain registration rights as described below and the forward purchase warrants will be the same as the private placement warrants.

The Company will determine in its sole discretion the specific number of forward purchase units (up to 2,000,000) that it will sell to the forward purchase investor, if any, and the obligation of the forward purchase investor to purchase the forward purchase units is subject to the approval of the forward purchase investor’s manager following notice to the forward purchase investor that the Company intends to enter into a business combination agreement.

The forward purchase agreement also provides that the forward purchase investor is entitled to registration rights with respect to the forward purchase securities. The proceeds from the sale of the forward purchase units may be used as part of the consideration to the sellers in an initial Business Combination, expenses in connection with an initial Business Combination or for working capital in the post-Business Combination company. These purchases are required to be made regardless of whether any Class A ordinary shares are redeemed by the public shareholders and are intended to provide the Company with a minimum funding level for an initial Business Combination. The forward purchase units will be issued only in connection with the closing of an initial Business Combination.

The Company will account for the forward purchase agreement in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the forward purchase units do not meet the criteria for equity treatment thereunder, each unit must be recorded as a liability. Accordingly, the Company will classify the forward purchase agreement as an asset or liability at its fair value. This asset or liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Promissory Note — Related Party

On February 12, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) December 31, 2021 or the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note was $271,897 as of September 30, 2021. On November 3, 2021, the Company repaid the outstanding balance under the Promissory Note.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

On October 28, 2021, in connection with the Initial Public Offering, the Company entered into an agreement with EWI Capital SPAC I LLC, an entity owned by an affiliate of the Sponsor, to pay a total of $30,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Over-Allotment Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, the Over-Allotment Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 3,750,000 additional Units to cover over-allotments. On November 12, 2021, the underwriters partially exercised the over-allotment option and on November 17, 2021 purchased an additional 1,377,660 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $13,776,600 to the Company.

In connection with the closing of the Initial Public Offering and subsequent exercise of the over-allotment option, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,275,532 in the aggregate. In addition, $0.35 per Unit, or $9,232,181 is payable to the underwriters for deferred underwriting commission. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. WARRANTS

As of September 30, 2021, there were no warrants outstanding.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless you purchase at least two Units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the date on which they first become exercisable, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the satisfying the obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants and the forward purchase warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days' prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period or the Company has elected to permit exercise on a “cashless” basis. If and when the warrants become redeemable by the Company, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants and the forward purchase warrants):

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Class A ordinary shares except as otherwise described below;
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like), the Private Placement Warrants and the forward purchase warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of the Class A ordinary shares for the above purpose shall mean the volume-weighted average price of the Class A ordinary shares during the 10 trading days ending on the third trading day immediately following the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the typical warrant redemption features used in other blank check offerings. The Company will provide our warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, excluding forward purchase units, for capital raising purposes in connection with the closing of the initial Business Combination (excluding any forward purchase units) at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance), or the Newly Issued Price, (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 10 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination, or, such price, the Market Value, is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.  Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company accounts for the 13,188,830 Public Warrants and 8,425,532 Private Placement Warrants, issued pursuant with the Initial Public Offering and exercise of the over-allotment option, in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. SHAREHOLDER’S EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares, par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were no Class A ordinary shares issued and outstanding.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. As of September 30, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding. Of the 7,187,500 Class B ordinary shares outstanding, up to 937,500 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after an initial public offering. On November 17, 2021, with the partial exercise of the underwriters' over-allotment option, 344,415 Class B ordinary shares are no longer subject to forfeiture, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited (see Note 6 and 9).

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single Class on all matters submitted to a vote of the shareholders except as required by law.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share divisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Dividends

The Company has not paid any cash dividends on the ordinary shares to date and does not intend to pay cash dividends prior to the completion of the initial Business Combination.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below and in these financial statements in relation to the Initial Public Offering (see Note 3), Private Placement (see Note 4), the excess fair value of the Founders Shares purchased by anchor investors and Promissory Note (see Note 5), and exercise of the underwriters’ over-allotment option (see Note 6), the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Project Energy Reimagined Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Smilodon Capital, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 10, 2021 as a Cayman Islands exempted company. Our business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (referred to in this Quarterly Report as our initial business combination). We have not selected any specific target business, and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any target business with respect to an initial business combination. While we may pursue an initial business combination in any industry, sector or geographic region, we intend to focus on targets that enable what we call the “Electric Grid 2.0”. We believe the “Electric Grid 2.0” addresses several mega trends that are creating a long tail of value-creating opportunities within the energy storage value-chain, including: (i) climate change and mandated reduction of GHG emissions, with a resulting increase in the share of renewable power generation (and associated grid-stability challenges); (ii) electrification of transportation, AI enabled grid optimization, V2G and V2X technology and smart battery management systems; and (iii) second life use of batteries and end of life battery recycling. Our mission is to partner with companies that have a roadmap to execute on the world’s energy transition to clean energy, and more specifically, those that enable technological advances to facilitate the increasing demand for energy storage. We will seek to partner with a company that shares our overarching goal of solving goal seven of the United Nations Sustainable Development Goals to “ensure access to affordable, reliable, sustainable and modern energy for all” while utilizing our combined experience to drive sustainable growth and long-term economic value.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 10, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for our Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $30,124, which resulted entirely from operating costs.

For the period from February 10, 2021 (inception) through September 30, 2021, we had a net loss of $60,887, which resulted entirely from operating and formation costs.

Liquidity and Capital Resources

For the period from February 10, 2021 (inception) through September 30, 2021, net cash used in operating activities was $0, which was due to our net loss of $60,887, which was partially offset by payments of operating costs through promissory note - related party of $45,500, adjustments for the formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $7,866 and changes in accounts payable of $7,521.

The registration statement for the Company’s Initial Public Offering was declared effective on October 28, 2021. On November 2, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,150,000 warrants (the "Private Placement Warrants") at a price of $1.00 per Private Placement Warrant in a private placement to Smilodon Capital, LLC (the "Sponsor") generating gross proceeds of $8,150,000.

On November 12, 2021, the Underwriters partially exercised the over-allotment option and on November 17, 2021 purchased an additional 1,377,660 Units (the “Over-Allotment Units”), generating gross proceeds of $13,776,600.

Simultaneously with the closing of the partial exercise of the over-allotment option, the Company consummated the sale of 275,532 private placement warrants (the “Over-Allotment Warrants”) at a purchase price of $1.00 per warrant in a private placement to the Sponsor, generating gross proceeds of $275,532.

Upon the closing of the Initial Public Offering and the subsequent partial exercise of the over-allotment option, an amount of $263,776,600 from the net proceeds of the sale of the Units in the Initial Public Offering, a portion of the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants was placed in a trust account (the "Trust Account").

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest income (if any) to pay income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination and subsequent to our Initial Public Offering, we will have access to up to $2,200,000 of the proceeds from the Initial Public Offering held outside the Trust Account, as well as have access to certain funds from loans from our sponsor, its affiliates or members of our management team. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following our Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a business combination. The Company bears the expenses incurred in connection with the filing of any such registration statements. Pursuant to the forward purchase agreement with EWI Capital SPAC I LLC, we have agreed that the forward purchase securities will be entitled to registration rights pursuant to the registration rights agreement.

Promissory Notes - Related Party

On February 12, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) December 31, 2021 or the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note was $271,897 as of September 30, 2021. On November 3, 2021, the Company repaid the outstanding balance under the Promissory Note.

Underwriting Agreement

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 3,750,000 additional Units to cover over-allotments. On November 12, 2021, the underwriters partially exercised the over-allotment option and on November 17, 2021 purchased an additional 1,377,660 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $13,776,600 to the Company.

In connection with the closing of the Initial Public Offering and subsequent exercise of the over-allotment option, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,275,532 in the aggregate. In addition, $0.35 per Unit, or $9,232,181 is payable to the underwriters for deferred underwriting commission. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes its initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 937,500  Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative instruments are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on November 1, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on November 1, 2021. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Project Energy Reimagined Acquisition Corp.

Date: December 14, 2021	By:	/s/ Srinath Narayanan
		Name:	Srinath Narayanan
		Title:	Chief Executive Officer and Director

Project Energy Reimagined Acquisition Corp.

Date: December 14, 2021	By:	/s/ Prakash Ramachandran
		Name:	Prakash Ramachandran
		Title:	Chief Financial Officer