Form 10-K
period 2021-12-31
Project Energy Reimagined Acquisition Corp.
filed 2022-03-29
CIK 1847241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-40972

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1582574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Lagoon Drive, Suite 170 Redwood City, California 94065 (Address of principal executive offices and zip code)
(260) 515-9113
(Registrant’s telephone number, including area code)

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark which basis of accounting the registrant has used to prepare the financial statements included in this filing:

U.S. GAAP ☐	International Financial Reporting Standards as issued by the International Accounting Standards Board ☐	Other ☐

If “Other” has been checked in response to the previous question indicate by check mark which financial statement item the registrant has elected to follow. Item 17 ☐ Item 18 ☐

If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Auditor Firm ID:	Auditor Name:	Auditor Location:
688	Marcum, LLP	Houston, TX, USA

The registrant’s Units began trading on the Nasdaq Global Market on November 2, 2021 and its Class A ordinary shares, par value $0.0001 per share, commenced separate trading on December 20, 2021.

As of March 18, 2022, there were 26,377,660 Class A ordinary shares, par value $0.0001 per share, and 6,594,415 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Annual Report on Form 10-K for the year ended December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholder value are beyond our ability to control or predict.

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination
●	the proceeds of the forward purchase units being available to us;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the liquidity and trading of our public securities;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we complete our initial business combination within 18 months after the closing of our initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period), may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	If the net proceeds of our initial public offering, a portion of the sale of the private placement warrants, the sale of the over-allotment units and the sale of the over-allotment warrants, not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the closing of the initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period), it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The Nasdaq Stock Market (“Nasdaq”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Unlike some other similarly structured special purpose acquisition companies, the holders of our Class B ordinary shares will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.
●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

PART I

Item 1. Business.

In this Annual Report, references to the “Company” and to “we,” “us,” and “our” refer to Project Energy Reimagined Acquisition Corp.

Overview

We are a blank check company incorporated in the Cayman Islands for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our initial business combination. We are not limited to a particular industry or geographic region for purposes of consummating a business combination. We intend to focus on targets that enable the “Electric Grid 2.0”. We believe that the “Electric Grid 2.0” addresses several mega trends that are creating a long tail of value-creating opportunities within the energy storage value-chain, include: (i) climate change and mandated reduction of GHG emissions, with a resulting increase in the share of renewable power generation (and associated grid-stability challenges); (ii) electrification of transportation, AI-enabled grid optimization, V2G and V2X technology and smart battery management systems; and (iii) second life use of batteries and end-of-life battery recycling.

On November 2, 2021, we consummated our initial public offering of 25,000,000 units, at $10.00 per unit, generating gross proceeds of $250,000,000. Each unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. Simultaneously with the closing of our initial public offering, we consummated the private sale of 8,150,000 private placement warrants to our sponsor, Smilodon Capital, LLC (our “Sponsor”), at a price of $1.00 per private placement warrant, generating proceeds of $8,150,000. We granted the underwriters of our initial public offering a 45-day option to purchase up to 3,750,000 additional units to cover over-allotments. On November 12, 2021, the underwriters partially exercised the over-allotment option and on November 17, 2021 purchased an additional 1,377,660 units, generating gross proceeds of $13,776,600.

Simultaneously with the closing of the exercise of the over-allotment option, we consummated the private sale of 275,532 private placement warrants to our Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $275,532.

Prior to the consummation of our initial public offering, on February 18, 2021, our Sponsor paid $25,000 to purchase 8,625,000 founder shares, or approximately $0.003 per share. On July 29, 2021, our sponsor effected a surrender of 1,437,500 founder shares to the Company for no consideration resulting in a decrease in the total number of founder shares outstanding to 7,187,500. The number of founder shares outstanding was determined based on the expectation that the total size of the initial public offering would be a maximum of 28,750,000 units if the underwriters’ over-allotment option were exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering.

Prior to the initial investment in the Company of $25,000 by our sponsor, the Company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. On December 12, 2021 the remaining over-allotment option expired and 593,085 Class B ordinary shares were forfeited.

A total of $263,776,600 of the proceeds from the net proceeds of the sale of the units in the initial public offering, the sale of the over-allotment units, the sale of the over-allotment warrants and the sale of the private placement warrants were placed in a trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except for the withdrawal of interest to pay taxes, if any, our memorandum and articles of association provides that none of the funds held in the trust account will be released until the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period), or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our memorandum and articles of association or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 18 months from the closing of our initial public offering (or 21 months, as applicable), subject to applicable law and as further described herein. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq Global Market under the symbols “PEGRU,” “PEGR” and “PEGRW,” respectively. Our units commenced public trading on November 2, 2021, and our Class A ordinary shares and warrants commenced separate public trading on December 20, 2021.

Opportunity and Target Industries

Our selection process will leverage the network of relationships and seek companies throughout multiple established markets across North America, Western Europe and Asia where businesses continue to support the trend of clean energy transition. We plan to employ a long-term, opportunistic investment strategy targeting high-quality businesses operating within the power distribution, battery management and EV sectors with an enterprise value of $1.5 to $3.5 billion.

We believe that the energy industry and its ecosystem are about to undergo what is best described as a once in a generation shift across the entire value chain. This tectonic shift is, at its core, driven by government initiatives to reduce emissions and consumers’ desire to live a more sustainable lifestyle. During the past decade, most European countries have articulated strategies to ban internal combustion engine vehicles to reduce the overall carbon footprint from power generation. Several U.S. states including California, New Jersey and Massachusetts have also announced plans to ban internal combustion vehicles by 2035. This momentum continues as the Biden administration has made EVs and clean energy a prominent focus of its agenda.

Electric power generation creates over 30% of all GHG emissions and is a large contributor to global warming because of the use of fossil fuels. As governments mandate stricter emission regulations for power generation and transportation, we anticipate that the demand for clean energy will increase rapidly. According to BNEF, as the demand for fossil fuel decreases and renewable power generation and associated grid congestion increases, it will necessitate a new energy ecosystem. Based on data from the IEA, deployment of intermittent renewable energy generation is rapidly increasing with wind and solar photovoltaic technology accounting for 64% increase in total renewable energy generation in 2019. However, the demand and supply of renewable energy is often mismatched, which can result in over generation or lack of supply during peak periods of demand. We believe this means energy storage and software to manage these events will be essential to providing continuous green energy to relive the strain on the entire energy network.

Recent research from Wood Mackenzie estimates global energy storage capacity will grow at a compound annual growth rate, or CAGR, of 31%, reaching installed capacity of approximately 750GWh by 2030 from approximately 20GWh in 2018. This translates into a global energy storage market opportunity of approximately $546 billion by 2035. A study from Lux Research predicts that stationary storage will lead this growth with annual revenue in the stationary storage market expected to increase from approximately $9 billion in 2019 to approximately $112 billion by 2035.

This translates into a global energy storage market opportunity of approximately $546 billion by 2035. A study from Lux Research predicts that stationary storage will lead this growth with annual revenue in the stationary storage market expected to increase from approximately $9 billion in 2019 to approximately $112 billion by 2035.

Supporting the build out of stationary storage is the rapid rise in the electrification of cars, buses, freight and fleet as it will drive an increase in the supply of used batteries. Traditional car manufacturers such as General Motors, Bentley, Jaguar, and Nissan, among others, have all set targets to go electric or hybrid by 2035. Because nearly every auto OEM utilizes a different battery pack with a slightly different chemistry, it is imperative that a battery management system and related software can work across a range of battery technologies.

We believe these challenges represent a significant and lasting opportunity for battery storage and battery management companies. According to a study published in Nature Energy, use of AI and non-intrusive data driven models to monitor and accurately predict state of health and state of charge of batteries for safety, reliability and reuse will be an important element of battery management systems.

Given this background, we believe our management team and directors are well-positioned to identify attractive opportunities during this once in a generation shift and will enable us to partner with a company that can capitalize on the dramatic growth in the energy storage ecosystem. We view the key use cases of battery technology as follows:

●	Reduce intermittency of renewable generation;
●	Stabilize grids and reduce peak energy prices;
●	Minimize transmission investment and improve grid resiliency;
●	Develop and expand behind-the-meter storage, including residential solar and micro-grids; and
●	Refurbish and reuse of electric vehicle batteries.

We intend to seek companies with battery management systems that work across a broad range of technologies and that also focus on second-life applications across the entire storage ecosystem. As a result of these trends and forecasts, we believe these technologies create a significant market opportunity for us. Our acquisition strategy and investment process will enable us to seek a wide range of opportunities in our target industries. Our management team’s operating expertise coupled with our directors and advisors will enable our eventual target to grow into a domestic and global technology leader.

Acquisition Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into an initial business combination with a target business that does not meet all of these criteria and guidelines:

●	High-growth potential across the emerging “Electric Grid 2.0” landscape with an ESG-focus: We will seek to acquire a company that is well-positioned to capture market share in a large addressable market supported by long-term secular trends and favorable macroeconomic dynamics. These industry segments and candidates include, but are not limited to:
●	grid reliability and stability solutions that enable increased use of renewable power generation;
●	electrification of transportation and electric vehicle infrastructure with grid exposure or interest in expanding grid exposure;
●	smart and/or AI-enable grid optimization, V2G and V2X power and battery management technologies;
●	second-life use of batteries including the use of upcycled EV batteries for stationary applications;
●	end-of life and/or battery recycling and recovery of metals and other high-value raw materials;
●	energy storage companies with particular focus on electric grids, and the ability to form a company capable of managing multiple battery technologies; and
●	independent power producers with existing renewables exposure fit for expansion, in particular, the target would possess the platform and appetite to scale its renewable energy portfolio using battery storage and/or experience and interest in the development or expansion of micro-grids.
●	Strong track record of technology and product innovation: We will seek to acquire a company with a strong history of innovation with limited capital intensity requirements, which also offers unique, differentiated products and value-added services to customers globally, along with a sustainable, leading market position.
●	Operational enhancement opportunities: We believe our management team’s ability to drive efficiencies and implement processes to generation continuous improvement have strong potential to create post-closing value creation.

●	Best-in-class management team: We intend to partner with a professional management team whose interests are aligned with those of our investors and complement the expertise of our own management.

These criteria and guidelines are not intended to be exhaustive; however, we expect our search to incorporate a combination of some or all of the above attributes. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines our management may deem relevant. In the event we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination which would be in the form of tender offer documents or proxy solicitation materials we would file with the SEC.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets (if possible), discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We will also seek to utilize the expertise of our management team in analyzing companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view.

Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such other entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our memorandum and articles of association provides that we renounce any interest in any corporate opportunity offered to any director or officer unless such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and the director or officer is permitted to refer that opportunity to us without violating any legal obligation.

Our founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our founders, sponsor, officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Redemption Rights for Holders of Public Shares Upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares they hold and any public shares they may acquire during or after the initial public offering in connection with the completion of our initial business combination.

Conduct of Redemptions Pursuant to Tender Offer Rules

We may not be required by law to hold a shareholder vote. If we are not required by law and do not otherwise decide to hold a shareholder vote, we will, pursuant to our amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under the SEC’s proxy rules.

Submission of Our Initial Business Combination to a Shareholder Vote

If we hold a shareholder vote, we will, like many blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. Our Sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering in favor of our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and, with respect to our sponsor, officers and directors, their public shares in connection with the completion of our initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, we understand that they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on Redemption Rights Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to excess shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force the Company or management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including excess shares) for or against the Company’s initial business combination.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our memorandum and articles of association provide that we will have only 18 months following the closing of the initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period). If we are unable to complete our initial business combination within such 18 or 21-month period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18 or 21-month time period.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have six executive officers: Mr. Srinath Narayanan (Chief Executive Officer), Mr. Sanjay Mehta (President), Mr. David Roberts (Chief Operating Officer), Mr. Prakash Ramachandran (Chief Financial Officer), Mr. Tim Dummer (Head of Business Strategy) and Dr. Kathy Liu (Head of Technology Strategy). These individuals are not obligated to devote any specific number of hours to our matters, but they have devoted and will continue to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the end of that fiscal year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our executive offices are located at 3 Lagoon Drive, Suite 170, Redwood City, CA 94065 and our phone number is 260-515-9113. Our corporate website address is www.pegyr.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You should not rely on any such information in making your decision whether to invest in our securities.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public shareholders do not approve of the business combination we complete.

We may engage the underwriters of our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriters’ of our initial public offering or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or their respective affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor, officers and directors own 16.5% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our sponsor’s, officers’ and directors’ founder shares, we would need 11,063,340, or 41.94% (assuming all issued and outstanding shares are voted), or 2,820,322, or 10.69% (assuming only the minimum number of shares representing a quorum are voted), of the 26,377,660 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have such initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor, officers and directors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 18 months after the closing of our initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period), may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of our initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase securities fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination.

We have entered into a forward purchase agreement to which the forward purchasers have subscribed to purchase from us up to $20.0 million of forward purchase securities substantially concurrently with our initial business combination. The funds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post transaction company. Each forward purchaser’s obligation to purchase its forward purchase securities is subject to the approval of such forward purchaser’s investment committee following notice from us to such forward purchaser that we intend to enter into a business combination agreement, as well as to the fulfillment of customary closing conditions.

Each forward purchaser’s obligations to purchase the forward purchase securities is also subject to termination prior to the closing of the sale of the forward purchase securities by mutual written consent of the Company and the forward purchaser. In the event of any such failure to fund by the forward purchaser, any obligation is so termination or any such closing condition is not satisfied and not waived by the forward purchaser, we may lack sufficient funds to consummate our initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

Since it was first reported in December 2019, a novel strain of coronavirus, which causes COVID-19, has spread across the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination at all if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target business’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to complete our initial business combination within 18 months after the closing of our initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period), in which case, unless any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our memorandum and articles of association is approved, we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within 18 months after the closing of our initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and Ukraine and the continued impact of outbreaks of COVID-19 in both the U.S. and globally. These factors could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our memorandum and articles of association, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or their respective affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their respective affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our initial shareholders, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining the requisite shareholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds then held in the trust account, plus any interest income (less up to $100,000 of interest to pay dissolution expenses). If the balance of the trust account is reduced below $250,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,001 and have filed a Current

Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of our initial public offering, a portion of the sale of the private placement warrants, the sale of the over-allotment units and the sale of the over-allotment warrants, not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the closing of our initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

As of December 31, 2021, we had cash of $1,493,933 held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least 18 months following the closing of our initial public offering (or 21 months, as applicable); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of our initial public offering as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement filed in connection with our initial public offering, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy, winding-up or insolvency petition or an involuntary bankruptcy, winding-up or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy, winding-up or insolvency petition or an involuntary bankruptcy, winding-up or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy, winding-up or insolvency petition or an involuntary bankruptcy, winding-up or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy, winding-up or insolvency petition or an involuntary bankruptcy, winding-up or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments;
●	restrictions on the issuance of securities; and
●	each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period); and (iii) absent an initial business combination within 18 months from the closing of our initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period), or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that, immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”) for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our memorandum and articles of association prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, a portion of the sale of the private placement warrants, the sale of the over-allotment units and the sale of the over-allotment warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering, a portion of the sale of the private placement warrants, the sale of the over-allotment units and the sale of the over-allotment warrants provided us with $263,776,600 that we may use to complete our initial business combination (after taking into account the $9,232,181 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable (if at all) as we believed at the time of signing an agreement to acquire such private company or that fails to meet the projections upon which our valuation may be based.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders or warrant holders do not agree.

Our memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for; (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our memorandum and articles of association will require a special resolution being (i) the affirmative vote of at least a two-thirds (2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 18 months from the closing of our initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period), or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of our securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution being (i) the affirmative vote of at least a two-thirds (2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended by special resolution being (i) the affirmative vote of at least a two-thirds (2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon. The holders of our Class B ordinary shares, who collectively beneficially own 20% of our ordinary shares, may participate in any vote to amend our memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period), or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our sponsor, officers and directors; the registration rights agreement among us and our sponsor; the private placement warrants purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our sponsor, directors and our management team. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in the holders of our class B ordinary shares selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor and directors control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor and our directors own 16.5% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. If our sponsor, officers or directors purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor and directors, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our sponsor and directors will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Over the past year, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims, or run-off insurance. The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations. Furthermore, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars, including the war between Russia and Ukraine; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Risks Relating to our Management Team

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers, directors and advisors to the fullest extent permitted by law. However, our officers, directors and advisors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our memorandum and articles of association provides that we renounce any interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they have acquired or may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On February 18, 2021, our sponsor paid $25,000 to purchase 8,625,000 founder shares, or approximately $0.003 per share. On July 29, 2021, our sponsor effected a surrender of 1,437,500 founder shares to the company for no consideration resulting in a decrease in the total number of founder shares outstanding to 7,187,500. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the initial public offering would be a maximum of 28,750,000 units if the underwriters’ over-allotment option were exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 8,425,532 private placement warrants (including 275,532 warrants purchased simultaneously with the closing of the exercise of the over-allotment option), each exercisable for one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $8,425,532 or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the date that is 18 months after of the closing of our initial public offering nears (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period), which is the deadline for our completion of an initial business combination.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period), or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our memorandum and articles of association or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 18 months from the closing of our initial public offering (or 21 months, as applicable), subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within 18 months (or 21 months, as applicable) from the closing of our initial public offering is not completed for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public shareholders may be forced to wait beyond 18 months (or 21 months, as applicable), from the closing of our initial public offering before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are currently listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and the publicly held shares would be required to be at least $15 million and we would be required to have a minimum of 400 round lot holders and 1,000,000 publicly held shares. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants have been approved to be listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Holders of our Class A ordinary shares will not be entitled to vote on any appointment of directors prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the completion of an initial business combination.

Since our anchor investors will have either an indirect beneficial interest in founder shares held by the sponsor or directly hold founder shares, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

The anchor investors are members of our sponsor with an indirect beneficial interest in the founder shares held by our sponsor or hold founder shares directly. As a result of their direct or indirect beneficial interest in the founder shares, the anchor investors may have an incentive to vote any public shares they own at the time of the business combination in favor of a business combination, and, if a business combination is approved, they may make a substantial profit on such interest, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders. Moreover, if the anchor investors retain all of their interests in our public shares and vote those public shares in favor of a business combination, we will receive sufficient votes to approve the business combination, regardless of how any other shareholder votes their shares.

The additional anchor investors paid only a nominal amount for the founder shares. The anchor investors paid an effective price of $7.60 per ordinary share acquired, as compared to the $10.00 per share paid by the other public shareholders in our initial public offering. The original anchor investors, through their interests in the sponsor, have purchased interests in our sponsor representing interests in founder shares and warrants at prices similar to those paid by our sponsor for the founder shares and warrants and will share in any appreciation in the value of the founder shares and warrant above that amount, provided that we successfully complete a business combination. You should consider the anchor investors’ financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with an initial business combination.

Since only holders of our founder shares have the right to vote to appoint directors, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote to appoint directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have independent director oversight of our director nominations.

We do not currently intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the one-half of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the Internal Revenue Service, or the IRS, or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our initial public offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any dividends we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

We may be a passive foreign investment company, or PFIC, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our actual PFIC status for our current taxable year may depend on the status of the target company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception is uncertain, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any future taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder upon request such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules.

We may re-domicile or reincorporate in another jurisdiction in connection with our initial business combination, which may result in taxes imposed on shareholders and warrant holders.

We may, in connection with our initial business combination, re-domicile or reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders and warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Registration of the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement filed in connection with our initial public offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of Class A ordinary shares that warrant holders will receive upon cashless exercise will be based on a formula.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its transferees (which may include our directors and executive officers) would be able to sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

Warrant holders may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if a warrant holder does so, it will receive fewer Class A ordinary shares from such exercise than if it were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (as defined below) of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent (or, in the case of redemption, on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants). As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The registration rights granted to our sponsor, the forward purchase investor, additional anchor investors and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement entered into concurrently with our initial public offering, our sponsor and its permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities.

In addition, pursuant to the forward purchase agreement, we agreed to use our commercially reasonable efforts to (i) within 30 days after the closing of the initial business combination, file a registration statement with the SEC for a secondary offering of the forward purchase units and any other Class A ordinary shares acquired by the forward purchase investor, including any acquired after we complete our initial business combination, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial business combination and (iii) maintain the effectiveness of such registration statement and to ensure the registration statement does not contain a material omission or misstatement, including by way of amendment or other update, as required, until the earlier of (A) the date on which the forward purchase investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreement.

The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the founder shares, forward purchase securities, private placement warrants or warrants issued in respect of our working capital loans are registered.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2021, there are 173,622,340 and 13,405,585 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any, or any shares issued upon the sale of the forward purchase units. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a Class with our public shares (a) on any initial business combination or (b) to approve an amendment to our memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of our initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period), or (y) amend the foregoing provisions. These provisions of our memorandum and articles of association, like all provisions of our memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares, including pursuant to the forward purchase agreements:

●	may significantly dilute the equity interest of investors in our initial public offering;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, holders of our Class B ordinary shares will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share divisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A ordinary shares issued and outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any forward purchase securities, any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the holders of Class B ordinary shares will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary at such time is substantially less than $10.00 per share.

Upon the closing of our initial public offering, our sponsor invested in us an aggregate of $8,450,532, comprised of the $25,000 purchase price for the founder shares, the $8,150,000 purchase price for the private placement warrants and the $275,532 purchase price for the over-allotment warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 6,594,415 founder shares would have an aggregate implied value of $65,944,150. Even if the trading price of our ordinary shares were as low as $1.28 per share, and the private placement warrants are worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor, certain of our officers and directors and the anchor investors are likely to be able to make a substantial profit on their investment in us at a time when our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants and forward purchase warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants and forward purchase warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants and forward purchase warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants and forward purchase warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York, or a foreign action, in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, or an enforcement action, and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. None of the private placement warrants will be redeemable by us in these circumstances for so long as they are held by our sponsor or its permitted transferees. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant, upon a minimum of 30 days’ prior written notice of redemption, provided that the last reported sale price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time when the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 13,188,830 Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 8,150,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. We may also issue up to 1,000,000 forward purchase warrants in connection with the issuance of forward purchase securities under the forward purchase agreements. There are currently 6,594,415 founder shares outstanding. The founder shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant.

To the extent we issue Class A ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in the warrant agreement) of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value (as defined in the warrant agreement) of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Our warrants are accounted for as a warrant liability and are recorded at fair value with any changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

We currently have no warrants outstanding. We account for these warrants as a warrant liability, which means that we record them at fair value with any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities, including as a result of increased volatility in our earnings due to fluctuations in the value of the warrants as well as increased costs associated with obtaining such valuations. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our memorandum and articles of association and Cayman Islands law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our memorandum and articles of association and Cayman Islands law may have the effect of discouraging lawsuits against our directors and officers.

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the valuations of business combination targets and the cost of our initial business combination, and could even result in our inability to find a target or to consummate an initial business combination.

The number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data.

As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Because we are incorporated under the laws of the Cayman Islands, your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders’ derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely: (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities law of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy or the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Proposals by the Biden administration could lead to changes in tax laws that could negatively impact our effective tax rate and subject our shareholders to negative tax consequences.

The Biden administration has proposed increases, among other things, to the U.S. corporate income tax rate from 21% to 28%, and to the top tax rate on capital gains. If any of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to our effective tax rate and subject our shareholders to negative tax consequences. We cannot predict the likelihood, timing or substance of U.S. tax reform and will continue to monitor the progress of U.S. tax reform, as well as other global tax reform initiatives.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 3 Lagoon Drive, Suite 170 Redwood City, California 94065 and our telephone number is (260) 515-9113. Our executive offices are provided to us by EWI Capital, an affiliate of our Chief Executive Officer and a member of our Sponsor. We have agreed to pay EWI Capital a total of $30,000 per month for office space and payment of administrative personnel providing services to members of our management team. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq Global Market under the symbols “PEGRU,” “PEGR” and “PEGRW,” respectively. Our units commenced public trading on November 2, 2021, and our Class A ordinary shares and warrants commenced separate public trading on December 20, 2021.

Holders

As of March 18, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, 16 holders of record of our Class B ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid or declared any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the Founder Shares and Private Placement Warrants to our Sponsor and our initial shareholders as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On October 28, 2021, our registration statement on Form S-l (File No. 333-254695) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 26,377,660 units (including the issuance of 1,377,660 units as a result of the underwriters’ partial exercise of their over-allotment option) at an offering price to the public of $10.00 per unit for an aggregate offering price of $263,776,600, with each unit consisting of one Class A ordinary share and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. J.P Morgan Securities LLC and BofA Securities, Inc. acted as the representatives for the underwriters (the “Underwriters”). The initial public offering did not terminate before all of the securities registered in our registration statement were sold. The Public Offering was consummated on November 2, 2021. The net proceeds from the initial public offering and the sale of the private placement warrants, including the underwriters’ deferred underwriting discounts fee of $9,232,181, are held in the trust account as of December 31, 2021. We paid approximately $5,275,532 in underwriting discounts. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned uses of proceeds from the initial public offering as described in our final prospectus dated October 28, 2021, which was filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

[Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Annual Report to “we,” “us” or the “Company” refer to Project Energy Reimagined Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Smilodon Capital, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on February 10, 2021 as a Cayman Islands exempted company. Our business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (referred to in this Annual Report as our initial business combination). We have not selected any specific target business, and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any target business with respect to an initial business combination. While we may pursue an initial business combination in any industry, sector or geographic region, we intend to focus on targets that enable what we call the “Electric Grid 2.0”. We believe the “Electric Grid 2.0” addresses several mega trends that are creating a long tail of value-creating opportunities within the energy storage value-chain, including: (i) climate change and mandated reduction of GHG emissions, with a resulting increase in the share of renewable power generation (and associated grid-stability challenges); (ii) electrification of transportation, AI enabled grid optimization, V2G and V2X technology and smart battery management systems; and (iii) second life use of batteries and end of life battery recycling. Our mission is to partner with companies that have a roadmap to execute on the world’s energy transition to clean energy, and more specifically, those that enable technological advances to facilitate the increasing demand for energy storage. We will seek to partner with a company that shares our overarching goal of solving goal seven of the United Nations Sustainable Development Goals to “ensure access to affordable, reliable, sustainable and modern energy for all” while utilizing our combined experience to drive sustainable growth and long-term economic value.

The issuance of additional shares in connection with a business combination to the owners of the target or other investors, including pursuant to the forward purchase agreements:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 10, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the period from February 10, 2021 (inception) through December 31, 2021, we had a net income of $6,418,686, which resulted from a gain on change in the fair value of warrant liabilities of $9,378,431, offset in part by expensed offering costs of $2,089,260, change in fair value of derivative liability—forward purchase agreement of $426,600, operating and formation costs of $440,985, and unrealized loss on investments held in Trust Account of $2,900.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of founder shares by our Sponsor, for $25,000 and loans from our Sponsor.

On November 2, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,150,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor generating gross proceeds of $8,150,000.

The Company had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. On November 12, 2021, the underwriters partially exercised the over-allotment option and on November 17, 2021 purchased an additional 1,377,660 Units (the “Over-Allotment Units”), generating gross proceeds of $13,776,600.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 275,532 warrants (the “Over-Allotment Warrants”) at a purchase price of $1.00 per warrant in a private placement to the Sponsor, generating gross proceeds of $275,532.

A total of $263,776,600 from the net proceeds of the Initial Public Offering, a portion of the sale of the private placement warrants, the sale of the over-allotment units and the sale of the over-allotment warrants was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For the period from February 10, 2021 (inception) through December 31, 2021, net cash used in operating activities was $886,922, which was due to a non-cash gain on the change in fair value of warrant liabilities of $9,378,431 and changes in working capital of $445,937, offset in part by our net income of $6,418,686, expensed offering costs added back to net income of $2,089,260, change in fair value of derivative liability—forward purchase agreement of $426,600 and unrealized loss on investments in the Trust Account of $2,900.

For the period from February 10, 2021 (inception) through December 31, 2021, net cash used in investing activities of $263,776,600 was the result of the amount of net proceeds from the Initial Public Offering and the partial exercise of the over-allotment option being deposited to the Trust Account.

For the period from February 10, 2021 (inception) through December 31, 2021, net cash provided by financing activities of $266,157,455 was comprised of $258,501,068 in proceeds from the issuance of units in the Initial Public Offering and the partial exercise of the over-allotment option, net of underwriter’s discounts paid, $8,425,532 in proceeds from the issuance of warrants in a private placement to our Sponsor, reimbursement of offering costs from the underwriters’ pursuant to the agreement letter of $527,553, proceeds from the promissory note—related party of $298,629 and proceeds from the sale of Class B ordinary shares to our Sponsor of $25,000, offset in part by the payment of $1,321,698 for offering costs associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our Sponsor of $298,629.

As of December 31, 2021, we had marketable securities held in the Trust Account of $263,773,700 consisting of securities held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7 under the Investment Company Act which invest only in direct U.S. government treasury.

As of December 31, 2021, we had cash of $1,493,933 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (the “Working Capital Loans”) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a business combination. The Company bears the expenses incurred in connection with the filing of any such registration statements. Pursuant to the forward purchase agreement with EWI Capital SPAC I LLC, we have agreed that the forward purchase securities will be entitled to registration rights pursuant to the registration rights agreement.

Promissory Note - Related Party

On February 12, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) December 31, 2021 or the consummation of the Initial Public Offering. On November 3, 2021, the Company repaid the outstanding balance under the Promissory Note. As of December 31, 2021, there was no borrowings outstanding under the Promissory Note.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares subject to possible redemption

All of the 26,377,660 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the amended and restated memorandum and articles of association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 21,614,362 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and notes thereto begin on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2021. Based on this evaluation, our co-principal executive officers and principal financial and accounting officer have concluded that during the period covered by this Annual Report our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

As of the date of this Report, our directors and officers are as set forth in the table below. There are no family relationships between any of our directors or senior management. There are no arrangements or understandings with major shareholders, customers, suppliers or others, pursuant to which any person referred to above was selected as a director or member of senior management. The Company is not aware of any agreements or arrangements between any director and any person or entity other than the Company relating to the compensation or other payments in connection with such director’s candidacy or service as a director of the Company.

Name	Age	Position
Srinath Narayanan	54	Chief Executive Officer and Director
Sanjay Mehta	53	President and Director
Nina Jensen	46	Director
Eric Spiegel	64	Director
Michael Browning	75	Chairman
David Roberts	45	Chief Operating Officer
Prakash Ramachandran	57	Chief Financial Officer
Tim Dummer	56	Head of Business Strategy
Kathy Liu	47	Head of Technology Strategy

Mr. Srinath Narayanan serves as our Chief Executive Officer and a director. He has more than two decades of experience in growth investing, investment banking, and corporate finance. He currently serves as managing partner of Edgewater Investments, a private multi-family office he founded in 2013, where he has focused on growth investments into early and late-stage technology and transportation companies in the U.S. and China. Notable investment exits include Palantir Technologies (IPO 2020), SpaceX (2020), and Quectel (IPO 2019). He currently sits on the boards of Veea Technologies and Hyperloop Transportation Technologies. He is also an active investor in WrightSpeed Technologies, which is focused on powertrain technology for Class 8 EVs and heavy-duty trucks, and Smilodon Corporation, which is in the early phase of business model development and is focused on inter-modal transportation, particularly hydrogen fuel-cells and EV technology.

Mr. Narayanan previously served as an advisor to Kleiner Perkins and Technology Partners portfolio companies in the solar, EV charging station and battery technology sectors from 2011 to 2013. Mr. Narayanan started his direct investment career in 2009 managing Navation LLC, the family office of the former President of Qualcomm. Mr. Narayanan started his career as an investment banker at Goldman Sachs (Asia) in 2000. From 2001 to 2009, Mr. Narayanan served as an M&A and corporate finance banker at Banc of America Securities (New York and San Francisco) and Canaccord Adams (San Francisco), where he led the west-coast technology investment banking efforts. Mr. Narayanan started his career in the technology sector in 1993, leading product development, and operational roles at MRO Corporation (acquired by IBM), Fidelity Investments and Work Technology Corporation. Mr. Narayanan has a bachelor’s degree in Civil Engineering from VJTI, University of Bombay, a master’s degree in Computer Systems Engineering from Northeastern University and an MBA from MIT Sloan School. Mr. Narayanan was selected to serve on the board because of his expertise in investment management, particularly in the technology and transportation sectors, as well as his experience as a director.

Mr. Sanjay Mehta serves as our President and a director. He has more than two decades of capital markets, M&A and investment management experience and has led and closed more than $20 billion worth of transactions in his career. Mr. Mehta is an individual investor in Hyperloop Transportation Technologies, a company in which Mr. Narayanan is an active investor and board member. Since 2014, he has served as the chairman of S ONE Trust, where he manages a multi-asset investment portfolio with a focus on socially/environmentally driven impact investing, technology, renewable energy, zero emission mobility and electrification. He is also the founder and managing partner of ReNew One (U.K) Limited, a leasing fund for zero emission mass transportation and last mile logistics assets in the U.K. founded in 2020. From 2000 to 2014, Mr. Mehta was a Managing Director of Essar Capital where he managed a proprietary fund of $32 billion and led a team in making transformational investments, value creation and harvesting of investments in businesses throughout the energy, mobile communication, transportation, metals and infrastructure sectors.

Mr. Mehta previously worked at J. Aron & Company, a subsidiary of Goldman Sachs, from 1993 to 1996 and American Marine Advisors Inc. in New York from 1996 to 2000. Since 2018, Mr. Mehta has served as an independent investment trustee on Steamship Mutual Underwriting Association Trustees (Bermuda) Limited. Mr. Mehta received his bachelor’s degree from London School of Economics and a master’s degree in Finance from City University Business School, London. Mr. Mehta was selected to serve on the board because of his investment management experience in renewable energy and technology.

Mr. Prakash Ramachandran serves as our Chief Financial Officer. He has more than 25 years of corporate finance experience in the United States and Asia. Since May 2021, he has served as Chief Financial Officer of Crown Peak Technology. He served as EVP & Chief Financial Officer (CFO) of Digital Reasoning Systems, Inc., a software company offering AI/cognitive computing applications for financial services and healthcare markets from 2015 until its recent acquisition by Smarsh, Inc in 2021. During his tenure, the company closed two rounds of financing totaling approximately $80 million and completed a strategic acquisition of a healthcare company.

Prior to Digital Reasoning, Mr. Ramachandran was CFO of Polyera Corporation, a materials company specializing in flexible electronics. During his tenure, the company raised over $35 million in funding. He was previously CFO of Nordic Windpower where he raised more than $60 million in equity and debt during his tenure. Mr. Ramachandran also spent five years as CFO of Novariant Inc., a period where the company raised more than $40 million in venture equity and debt, closed two key strategic acquisitions and grew its revenues by more than 1,500%. During Mr. Ramachandran’s time as CFO of Novariant Inc., Mr. Narayanan worked closely with the company in his capacity as an investment banker at Canaccord Adams. Earlier in his career, Mr. Ramachandran spent over 10 years in Hong Kong in various financial roles including five years as CFO of Sonex Group, where revenues grew from $100 million to $300 million during his tenure by expanding into new country markets in Asia and Latin America. Mr. Ramachandran also served on the board of directors of Thrasys, Inc., a healthcare technology company, from 2008 to 2020. Mr. Ramachandran has a bachelor’s degree in Commerce from the University of Madras in India and a master’s degree in Management from Stanford University’s Graduate School of Business (Sloan Fellows Program). He is a Chartered Accountant from India and is also a Chartered Management Accountant of U.K.

Mr. David Roberts serves as our Chief Operating Officer. He has extensive experience as a business executive, a patent attorney and in the public sector advancing public-private partnerships around energy storage technologies. Since 2017, Mr. Roberts has served as the Chief Innovation Officer at the Indiana Economic Development Corporation, the lead economic development agency for the State of Indiana. From 2015 to 2017, he served as President of the Battery Innovation Center, Inc., a non-profit R&D laboratory working with companies across next generation energy storage technologies, and has served as a member of its board of directors since 2018. From 2012 to 2014, Mr. Roberts served as CEO and President of EnerDel, Inc., a transportation and stationary lithium-ion battery supplier, leading EnerDel through a successful sale.

From 2013 to 2014, he served as a member of the board of directors of Enertech International, Inc. and as a member of the board of directors of Zhejiang Wanxiang Ener1 Power Systems Co., Ltd. Mr. Roberts has additional experience as patent and corporate counsel for Caterpillar and as an engineer with Lockheed Martin. Mr. Roberts received a bachelor’s degree in Materials Science and Engineering from Lehigh University and a J.D. from Indiana University School of Law. Since 2014, Mr. Roberts has also served as a patent and business attorney with Gutwein Law and he is licensed to practice before the U.S. Patent and Trademark Office.

Mr. Tim Dummer serves as our Head of Business Strategy. He has been a business leader and innovator with a passion for building and scaling cleantech companies with breakthrough technologies. Mr. Dummer has served as the Chief Executive Officer of Proof Energy since 2020. He has also served as a consultant for Venture Catalyst Advisors since 2015. From 2016 to 2017, he served as Chief Business Officer of Wrightspeed Technologies, a company in which Mr. Narayanan is an active investor. Mr. Dummer has 30 years of experience creating, growing and transforming businesses for Fortune 100 companies (GE and DuPont) as well as start-ups (Proof Energy, Wrightspeed Technologies, Rennovia and Solazyme). Mr. Dummer also brings deep domain experience of the renewable energy, electric vehicles, chemicals and materials, and biotechnology industries and the application of these technologies to create high-performance, cost-advantaged and circular-economy solutions.

In addition, Mr. Dummer has extensive global business experience. He has lived and worked in the U.S. for 15 years and in Europe for 15 years (England, Ireland, Belgium and Switzerland) and is a dual citizen of the U.S. and the U.K. He also has significant experience doing business in Asia—particularly China, Japan, Korea and Taiwan. Mr. Dummer received a degree in Chemical Engineering from the University of Bradford, England and has completed multiple executive programs at INSEAD business school (France and Singapore) and GE’s Crotonville leadership institute (USA).

Dr. Kathy Liu serves as our Head of Technology Strategy. She is a thought leader in the battery innovation, power electronics and EV powertrain fields. Dr. Liu has served as head of engineering of Smilodon Corporation, a company in which Mr. Narayanan is an active investor and board member and is focused on Class 3 and Class 7 trucks and inter-modal transportation, since 2019. Dr. Liu is also the founder and Chief Technology Officer of GalaTech, Inc., focused on engineering and commercializing innovative 3-in-1 design with electric motor, inverter and electronic controls in a single box to drive greater efficiency for electric powertrain. Before transitioning to Chief Technology Officer, she served as President of GalaTech from 2017 to 2018.

From 2012 to 2017, Dr. Liu worked at Tesla as an EV powertrain technologist where she was a core member of the R&D team developing Tesla’s Model S, Model X and Model 3’s inverter and electric powertrain, including the world’s first commercial SiC module for EV application as well as various system design and modeling for power and thermal management. Dr. Liu holds over 40 patents and has written over 30 scientific publications in EV powertrain and power electronic fields. Dr. Liu received her B.S. and M.S. degree from Tsinghua University-China and PhD degree from Carnegie Mellon University. She was a tenure-tracked assistant professor at the University of Notre Dame, and then a research scientist at Intel and Freescale.

Mr. Michael Browning serves as an independent director and chairman of the board of directors. He combines a decades-long career in real estate and infrastructure, with deep experience in energy and civic service. He currently serves as the lead independent director for Duke Energy Corp., where he has served on the board of directors since 2006 and also chairs the corporate governance and stockholder engagement transaction committees and serves as a member of the compensation and people development committee. From 1977 to 2019, Mr. Browning served as chairman of Browning Consolidated, LLC, an Indianapolis-based real estate development company and continues this role with MGB Holdings, Inc. He has been deeply involved with the community of Indiana over the years, having served on the advisory board of St. Vincent Hospital and Health Care Center, the board of directors of the Indianapolis Indians and the board of directors of the Indy Public Safety Foundation. He currently serves as chairman of Visit Indy and as a member of both the Indiana Golf Association and the Crossroads Council of Boy Scouts. Mr. Browning received his bachelor’s degree from the University of Notre Dame in 1968. Mr. Browning was selected to serve on the board because of his experience in the energy sector and as a director.

Ms. Nina Jensen serves as an independent director. For over twenty years, Ms. Jensen has dedicated her career to promoting environmentally responsible solutions at numerous companies and organizations. Since 2018, Ms. Jensen has served as the Chief Executive Officer of REV Ocean, a not-for-profit company dedicated to combatting ocean pollution and improving the health of the world’s oceans. Prior to joining REV Ocean, Ms. Jensen held various positions during a fifteen-year career at the World Wide Fund for Nature (WWF) Norway, most recently serving as Secretary General from 2012 to 2017.

Ms. Jensen also currently serves on the boards of directors of several companies and organizations dedicated to environmental sustainability, including Aker Carbon Capture, a carbon capture technology company with solutions, services and technologies covering the entire CCUS value chain, Aker Offshore Wind, an offshore wind power developer based in Norway and focused on deep water assets, Ocean Wise, and The Technology for Ocean Foundation. She also serves on the Friends of Ocean Action steering committee, as an advisor to the High Level Panel for Sustainable Ocean Economy established by the prime minister of Norway and on the advisory board of SDGs for BoDs network program. Ms. Jensen received her bachelor’s degree from James Cook University in Townsville, Australia and her master’s degree from The University of Fisheries Science in Tromso, Norway. Ms. Jensen was selected to serve on the board because of her experience as an environment conservationist and as an executive and board member of a large renewable energy company.

Mr. Eric Spiegel serves as an independent director. He has extensive experience as an executive and consultant in the energy, industrials and healthcare sectors as well as expertise in corporate governance. Since 2019, he has served as a special advisor at Brighton Park Capital where he supports the firm’s sector investment teams and portfolio companies by providing strategic counsel on industry trends, growth strategies and investment opportunities. He previously served as a special advisor at General Atlantic, a large, growth-oriented private equity firm, from 2017 to 2019, during which time he led (as interim CEO) the formation of a healthcare startup named OneOncology. Also during his time at General Atlantic, Mr. Spiegel served as chairman of CLEAResult, one of the largest providers of energy efficiency programs and services in North America, and as chairman of EN Engineering, a top 50 energy engineering and design firm in the United States. Mr. Spiegel currently serves as a member of the board of directors and chairman of the audit committee of

Liberty Mutual Holding Company Inc. and as a member of the board of directors and chairman of the finance committee of Dover Corporation.

From 2010 to 2016, Mr. Spiegel served as President and CEO of Siemens USA, a global business focusing on the areas of electrification, automation and digitalization. Prior to joining Siemens, he had 25 years of global consulting experience at Booz Allen Hamilton in the power, oil and gas, chemicals, water, retail, pharmaceuticals and automotive markets. Mr. Spiegel received his A.B. with Honors in Economics from Harvard University and his MBA from the Tuck School of Business at Dartmouth College where he was an Edward Tuck Scholar. Mr. Spiegel was selected to serve on the board because of his experience as a consultant in the energy sector and as a director.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Michael Browning, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Nina Jensen and Eric Spiegel, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Srinath Narayanan and Sanjay Mehta, will expire at the third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our memorandum and articles of association.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Each of our audit committee and our compensation committee is composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. Mr. Michael Browning, Mr. Eric Spiegel and Ms. Nina Jensen serve as members of our audit committee, and Mr. Eric Spiegel chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor.

Our board of directors has determined that each member of the audit committee is financially literate and that Mr. Eric Spiegel qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Michael Browning, Mr. Eric Spiegel and Ms. Nina Jensen serve as members of our compensation committee, and Ms. Nina Jensen chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to EWI Capital of $30,000 per month, for up to 18 months (or up to 21 months, as applicable), for office space and for administrative services provided to members of our management team, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations; Director Independence

We do not have a standing nominating committee though we intend to form a nominating and corporate governance as and when required to so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Michael Browning, Mr. Eric Spiegel and Ms. Nina Jensen. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Advisors to the Board of Directors

We formed an advisory board comprised of four members, which appointments took effect upon the closing of our initial public offering. Such individuals assist our management team with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire. The advisors are neither paid nor reimbursed for any out-of-pocket expenses in connection with the search of acquisition targets before or after the consummation of our initial business combination. We have not currently entered into any formal arrangements or agreements with the members of our advisory board to provide services to us and they will have no fiduciary obligations to present business opportunities to us.

Mr. Girish Nadkarni

Mr. Nadkarni serves as an advisor. He is the CEO of TotalEnergies Ventures. Mr. Nadkarni joined TotalEnergies from ABB, where he founded ABB Technology Ventures. Mr. Nadkarni was on the selection committee for the WEF Technology Pioneers and has been listed on the Global Corporate Venturing Power List 100 for the past five years. He graduated as a Baker Scholar from Harvard Business School.

Mr. Peter Knez

Mr. Knez serves as an advisor. He is a former Chief Investment Officer at BlackRock following its acquisition of Barclays Global Investors (“BGI”) where he was Global Chief Investment Officer for fixed income. Prior to that, he held positions with Lincoln Capital Management and Goldman Sachs, where he led quantitative research and fixed income. Prior to Goldman Sachs, Mr. Knez held professorship positions at Kellogg School of Management, University of Wisconsin and University of Chicago. He completed his PhD work at The Wharton School at The University of Pennsylvania and post-doctoral work at the University of Chicago, with a research focus on term structure models and asset allocation.

Mr. Petter Karal

Mr. Karal serves as an advisor. He is Co-Founder and CEO of Seatower AS, a European company specializing in foundations for offshore wind. He holds an MSc in Economics from NHH in Bergen, an EU Masters in Business (CEMS), and an MBA from the MIT Sloan School of Management. Before Seatower, Mr. Karal co-founded and built several technology-based businesses, including offshore oil & gas company Anchor Contracting. Mr. Karal has previously served as EVP of Findexa, Business Unit Manager at Eniro, and as a management consultant at McKinsey & Company.

Mr. Alberto Recchi

Mr. Recchi serves as an advisor upon. He previously co-led Galileo Acquisition Corp. (GLEO: NYSE), as Chief Financial Officer and Director, which is expected to merge with Shapeways, Inc. in the third quarter of 2021, and is currently the Chief Executive Officer and a Director of a newly-formed special purpose acquisition company that expects to complete an initial public offering in the fourth quarter of 2021. Mr. Recchi will serve as independent board member and as nominating and corporate governance committee chairman for Shapeways. He is also a strategic advisor to Americas Technology Acquisition Corp., a Cayman Islands special purpose acquisition company (ATA:NYSE). Mr. Recchi has 20 years of experience in North American and Western European markets corporate and leveraged finance, mergers and acquisitions, and principal investing. In 2019, he founded Ampla Capital, a merchant bank based in New York that focuses on proprietary direct co-investments in growth-oriented SMEs in the North American and Western European markets. Previously, from 2016 to 2019, he was a Managing Director at MC Square Capital, a co-investment platform and cross-border boutique merchant bank based in the US. During the prior 12 years, Mr. Recchi was with Credit Suisse in the Private Banking and Wealth Management Division in London for three years, advising corporate treasury departments, single and multi-family offices, ultra-high net worth individuals across all product offerings, including direct investments, asset management, corporate finance and private wealth management. He spent nine years in their Investment Banking Division, based in both New York and London, as coverage team leader on several US and European private equity accounts, where he advised on all aspects of corporate finance and M&A, representing Financial Sponsors in sell side and buy side mandates. Mr. Recchi holds B.S. and M.S. degrees in Aerospace Engineering from the Polytechnic of Turin, Italy. He earned an M.B.A. from Columbia Business School and holds an M&A Certificate of Mastery issued by the New York Institute of Finance.

Availability of Documents

We filed a copy of our form of Code of Ethics, our audit committee charter and our compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You may also review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we pay, and will continue to pay, EWI Capital $30,000 per month for office space and for administrative services provided to members of our management team. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no cash compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination. Our directors have each received interests in our sponsor representing an indirect interest in 25,000 founder shares as compensation for their service.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 18, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 26,377,660 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 6,594,415 Class B ordinary shares outstanding as of December 31, 2021. The Class B ordinary shares will be convertible into Class A ordinary shares on a one-for-one basis (subject to adjustment) concurrently with or immediately following the consummation of our initial business combination. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Annual Report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares
	Number of		Number of
	Shares		Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owner	Owned	% of Class	Owned(1)	% of Class
Apollo Capital Management, L.P. (and affiliated entities) (2)	2,475,000	9.38	—	—
Apollo Credit Strategies Master Fund Ltd. (and affiliated entities) (3)	1,587,218	6.02	—	—
Citadel Advisors LLC (and affiliated entities) (4)	2,130,606	8.10	171,717	*
D.E. Shaw Valence Portfolios, L.L.C. (and affiliated entities) (5)	2,475,000	9.38	200,000	*
Highbridge Capital Management, LLC (6)	2,236,113	8.48	200,000	*
Atalaya Capital Management LP (and affiliated entities) (7)	1,979,999	7.50	—	—
Cowen Financial Products LLC (8)	1,500,000	5.69	—	—
Radcliffe Capital Management, L.P. (and affiliated entities) (9)	2,357,277	8.94	200,000	*
Saba Capital Management, L.P. (10)	2,059,428	9.0	—	—
Oasis Management Company Ltd. (11)	1,700,000	6.44	—	—
Millennium Management LLC (12)	1,425,181	5.4	—	—
Smilodon Capital, LLC (our Sponsor) (13)	—	—	5,272,698	79.96
Srinath Narayanan (13)	—	—	5,272,698	79.96
Sanjay Mehta	—	—	—	—
Eric Spiegel (14)	—	—	50,000	*
Michael Browning (14)	—	—	50,000	*
Nina Jensen (14)	—	—	50,000	*
David Roberts (14)	—	—	—	—
Tim Dummer (14)	—	—	—	—
Kathy Liu (14)	—	—	—	—
Prakash Ramachandran (14)	—	—	—	—
All officers and directors as a group (9 individuals)	—	—	5,422,698	82.23%

*Less than one percent.

(1)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the registration statement. Excludes Class A ordinary shares issuable pursuant to the forward purchase agreement, as such shares will only be issued, if at all, at the time of our initial business combination.

(2)

Based on information provided in a Schedule 13G filed with the SEC on November 12, 2021 by Apollo Capital Management, L.P. (“Capital Management”) on behalf of itself and Apollo Capital Management GP, LLC (“Capital Management GP”), Apollo Management Holdings, L.P. (“Management Holdings”) and Apollo Management Holdings GP, LLC (“Management Holdings GP”, and collectively with Capital Management, Capital Management GP, and Management Holdings, the “Reporting Persons”). Each of the Reporting Persons may be deemed to beneficially own 2,475,000 Class A ordinary shares. Capital Management GP serves as the general partner of Capital Management. Management Holdings serves as the sole member and manager of Capital Management GP, and Management Holdings GP serves as the general partner of Management Holdings. Based on such Schedule 13G, the address for each of the Reporting Persons is 9 W. 57th Street, 43rd Floor, New York, NY 10019.

(3)

Based on information provided in a Schedule 13G filed with the SEC on November 12, 2021 by Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”) on behalf of itself and Apollo ST Fund Management LLC (“Management”), Apollo ST Operating LP (“Operating”), Apollo ST Capital LLC (“Capital”), and ST Management Holdings, LLC (“Holdings”, and collectively with Management, Operating and Capital, the “ST Entities” and together with Credit Strategies, the “Reporting Persons”). Each of the Reporting Persons may be deemed to beneficially own 1,587,218 Class A ordinary shares. Management serves as the investment manager for Credit Strategies. Operating is the sole member of Management. Capital is the general partner of Operating. Holdings is the sole member of Capital. Based on such Schedule 13G, the address for Credit Strategies is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY-9008, Cayman Islands. The principal office of the ST Entities is 9 W. 57th Street, 43rd Floor, New York, NY 10019.

(4)

Based on information provided in a Schedule 13G/A filed with the SEC on February 14, 2022 by Citadel Advisors LLC (“Advisors”) on behalf of itself and Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), and Mr. Kenneth Griffin (collectively, the “Reporting Persons”). Each of CAH and CGP may be deemed to beneficially own 2,130,606 shares. Mr. Kenneth Griffin may be deemed to beneficially own 2,133,296 shares. Advisors is the portfolio manager for Citadel Multi-Strategy Equities Master Fund Ltd. CAH is the sole member of Advisors. CGP is the general partner of CAH. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP. Based on such Schedule 13G, the address for each of the Reporting Persons is 131 S. Dearborn Street, 32nd Floor, Chicago, IL 60603. The 171,717 Class B ordinary shares are owned by Citadel CEMF Investments Ltd., an affiliate of the Reporting Persons.

(5)

Based on information provided in a Schedule 13G filed with the SEC on November 12, 2021 by D.E. Shaw Valence Portfolios, L.L.C. on behalf of itself and D.E. Shaw & Co., L.L.C., D.E. Shaw & Co., L.P., and David E. Shaw. David E. Shaw does not own any shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D.E. Shaw & Co., Inc., which is the general partner of D.E. Shaw & Co., L.P., which in turn is the investment advisor of D.E. Shaw Valence Portfolios, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D.E. Shaw & Co. II, Inc., which is the managing member of D.E. Shaw & Co., L.L.C., which in turn is the manager of D.E. Shaw Valence Portfolios, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 2,475,000 shares. David E. Shaw may be deemed to be the beneficial owner of such shares and disclaims beneficial ownership of such shares. Based on such Schedule 13G, the address for each reporting person is 1166 Avenues of the Americas, 9th Floor, New York, NY 10036.

(6)

Based on information provided in a Schedule 13G/A filed with the SEC on February 9, 2022 by Highbridge Capital Management, LLC (“Highbridge”). Based on such Schedule 13G/A, the address of Highbridge is 277 Park Avenue, 23rd Floor, New York, NY 10172.

(7)

Based on information provided in a Schedule 13G/A filed with the SEC on February 14, 2022 by Atalaya Capital Management LP (“ACM”), on behalf of itself and Atalaya Special Purpose Investment Fund II LP (“ASPIF II”); ACM ASOF VII Holdco LP (“ASOF”); and ACM Alameda Special Purpose Investment Fund II LP (“Alameda”). ACM may be deemed the beneficial owners of 1,979,999 shares underlying the Units, including amounts beneficially owned by ASPIF II, ASOF and Alameda. Based on such Schedule 13G/A, the address of ACM, ASPIF II, ASOF, and Alameda is One Rockefeller Plaza, 32nd Floor, New York, NY 10020

(8)

Based on information provided in a Schedule 13G/A filed with the SEC on January 2, 2021. Based on such Schedule 13G, the address of Cowen Financial Products LLC is 599 Lexington Ave., New York, NY 10022.

(9)

Based on information provided in a Schedule 13G filed with the SEC on February 11, 2022 by Radcliffe Capital Management, on behalf of itself and RGC Management Company, LLC; Steven B. Katznelson; Christopher Hinkel; Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC. (collectively, “Radcliffe”). Radcliffe Capital Management, L.P. is the relevant entity for which RGC Management Company, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. Radcliffe SPAC Master Fund, L.P. is the relevant entity for which Radcliffe SPAC GP, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. Such Schedule 13G reports that, as of February 11, 2022, each such person had shared voting power with respect to, and shared power to dispose of, all such shares. Based on such Schedule 13G, the address of Radcliffe Capital Management, L.P. is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(10)

Based on information provided in a Schedule 13/G/A filed with the SEC on February 17, 2022 by Saba Capital Management, L.P. (“Saba Capital”), on behalf of itself and Boaz R. Weinstein and Saba Capital Management GP, LLC (“Saba GP” and collectively with Mr. Weinstein and Saba Capital, the “Reporting Persons”). The Reporting Persons have entered into a Joint Filing Agreement, pursuant to which the Reporting Persons have agree to file the Schedule 13G/A and any subsequent amendments thereto. Based on such Schedule 13G/A, the address of Saba Capital, Mr. Weinstein and Saba GP is 405 Lexington Avenue, 58th Floor, New York, NY 10174.

(11)

Based on information provided in a Schedule 13G/A filed with the SEC on February 15, 2022 by Oasis Management Company Ltd., on behalf of itself and Seth Fischer. Oasis Management Company Ltd. is the investment manager for the Class A ordinary shares held by certain investment funds managed by Oasis Management (the “Oasis Funds”). Seth Fischer is responsible or the supervision and conduct of all investment activities of Oasis Management Company Ltd., including all investment decisions with respect to the assets of the Oasis Funds. Based on such Schedule 13G/A, the address of Oasis Management Company Ltd. is Ugland House, P.O. Box 309 Grand Cayman, KY1-110, Cayman Islands and the address of Seth Fischer is c/o Oasis Compliance, Oasis Management (Hong Kong), 21st Floor, Man Yee Building, 68 Des Voeux Road, Central, Hong Kong.

(12)

Based on information provided in a Schedule 13G filed with the SEC on March 10, 2022 by Millennium Management LLC on behalf of itself and Millennium Group Management LLC and Israel Englander. Millennium Group Management LLC is the managing member of Millennium Management LLC and Mr. Englander is the sole voting trustee of the managing member of Millennium Group Management LLC. Based on such Schedule 13G, the address of each reporting person is 399 Park Avenue, New York, NY 10022

(13)

Smilodon Capital, LLC is the record holder of the shares reported herein. Admit Capital, LLC is the managing member of our sponsor. Mr. Narayanan is the managing member of Admit Capital, LLC, and may be deemed to share beneficial ownership of such shares. Mr. Narayanan disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(14)	Each of such persons holds an indirect interest in founder shares through Smilodon Capital, LLC. The business address of each individual is 3 Lagoon Drive, Suite 170, Redwood City, CA 94065.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On February 18, 2021, our sponsor paid $25,000 to purchase 8,625,000 founder shares, or approximately $0.003 per share. On July 29, 2021, our sponsor effected a surrender of 1,437,500 founder shares to the company for no consideration resulting in a decrease in the total number of founder shares outstanding to 7,187,500. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 28,750,000 units if the underwriters’ over-allotment option was exercised in full, and therefore such founder shares would represent 20% of the outstanding shares after our initial public offering.

Our sponsor purchased an aggregate of 8,150,000 warrants at a price of $1.00 per warrant, or $8,150,000, in a private placement that closed simultaneously with the closing of the initial public offering. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

We currently utilize office space at 3 Lagoon Drive, Suite 170, Redwood City, California 94065 from EWI Capital, an affiliate of our chief executive officer and a member of our sponsor. We pay EWI Capital $30,000 per month for office space and payment of administrative personnel providing services to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Our sponsor entered into an agreement with us to loan us funds up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the initial public offering. These loans were non-interest bearing, unsecured and were paid in full at the closing of the initial public offering. On November 3, 2021, we repaid the outstanding balance under the promissory note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement warrants, which are described under the heading “Principal Shareholders – Registration Rights” in our Form S-1 (as amended) filed with the U.S. Securities and Exchange Commission on March 25, 2021.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any Class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Michael Browning, Mr. Eric Spiegel and Ms. Nina Jensen are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our periodic reports for the respective periods and other required filings with the SEC for the period from February 10, 2021 (inception) through December 31, 2021 totaled $110,479.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from February 10, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from February 10, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from February 10, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
2.	Financial Statement Schedules

All financial statements are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

3.	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

No.	Description of Exhibit
1.1

Underwriting Agreement, dated October 28, 2021, by and between the Registrant and J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the underwriters. (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 24, 2021).

3.1

Amended and Restated Memorandum and Articles of Association. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 24, 2021).

4.1	Specimen Unit Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1, filed with the SEC on September 29, 2021)
4.2	Specimen Ordinary Share Certificate. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1, filed with the SEC on September 29, 2021)
4.3	Specimen Warrant Certificate. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-1, filed with the SEC on September 29, 2021)
4.4

Warrant Agreement, dated October 28, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 2, 2021)

4.5*	Description of Securities
10.1

Letter Agreement among Registrant, Smilodon Capital, LLC and each of the executive officers and directors of the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 24, 2021).

10.2

Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 24, 2021).

10.3

Registration Rights Agreement among the Registrant, Smilodon Capital, LLC and the Holders signatory thereto. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 24, 2021).

10.4

Private Placement Warrants Purchase Agreement between the Registrant and Smilodon Capital, LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 24, 2021).

10.5

Administrative Services Agreement, dated October 28, 2021, by and between the Registrant and EWI Capital SPAC I LLC. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 24, 2021).

10.9

Forward Purchase Agreement between the Registrant and EWI Capital SPAC I LLC. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-254695) filed with the SEC on September 29, 2021).

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Registrant’s Form S-1, filed with the SEC on September 29, 2021).
24.1	Power of Attorney (included on signature page hereto)
31.1*

Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements and notes from the Project Energy Reimagined Acquisition Corp. Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 29, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Project Energy Reimagined Acquisition Corp.

Date: March 29, 2022	By:	/s/ Srinath Narayanan
	Name:	Srinath Narayanan
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Srinath Narayanan and Prakash Ramachandran as his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

ob
Name	Position	Date

/s/ Srinath Narayanan	Chief Executive Officer	March 29, 2022
Srinath Narayanan	(Principal Executive Officer), Director

/s/ Prakash Ramachandran	Chief Financial Officer	March 29, 2022
Prakash Ramachandran	(Principal Financial and Principal Accounting Officer), Director

/s/ Sanjay Mehta	President and Director	March 29, 2022
Sanjay Mehta

/s/ Michael Browning	Director	March 29, 2022
Michael Browning

/s/ Eric Spiegel	Director	March 29, 2022
Eric Spiegel

/s/ Nina Jensen	Director	March 29, 2022
Nina Jensen

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Project Energy Reimagined Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Project Energy Reimagined Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from February 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 10, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, TX

March 29, 2022

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

BALANCE SHEET

December 31, 2021

Assets:
Current assets:
Cash	$1,493,933
Prepaid expenses	387,639
Total current assets	1,881,572
Prepaid expenses - noncurrent	226,097
Investments held in trust account	263,773,700
Total Assets	$265,881,369

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$89,077
Accrued expenses	78,722
Accrued offering costs	12,632
Total current liabilities	180,431
Warrant liabilities	12,104,043
Derivative liability - forward purchase agreement	437,800
Deferred underwriting fee payable	9,232,181
Total Liabilities	21,954,455

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 26,377,660 shares at redemption value	263,776,600

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,377,660 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,594,415 shares issued and outstanding	660
Additional paid-in capital	—
Accumulated deficit	(19,850,346)
Total Shareholders’ Deficit	(19,849,686)
Total Liabilities and Shareholders’ Deficit	$265,881,369

The accompanying notes are an integral part of these financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Operating and formation costs	$440,985
Loss from operations	(440,985)
Unrealized loss on investments held in Trust Account	(2,900)
Change in fair value of derivative liability - forward purchase agreement	(426,600)
Expensed offering costs	(2,089,260)
Change in fair value of warrant liabilities	9,378,431
Net income	$6,418,686

Basic and diluted weighted average shares outstanding, Class A ordinary shares	4,739,558
Basic and diluted net income per share, Class A ordinary shares	$0.59
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	6,145,043
Basic and diluted net income per share, Class B ordinary shares	$0.59
(1)	On July 29, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. On November 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 344,415 Class B ordinary shares were no longer subject to forfeiture, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Record fair value of initial derivative liability - forward purchase agreement	—	—	—	—	(11,200)	—	(11,200)
Excess of fair value of Founders Shares transferred to Anchor Investors over the aggregate purchase price	—	—	—	—	19,381,703	—	19,381,703
Forfeiture of Class B ordinary shares	—	—	(593,085)	(59)	—	59	—
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	(19,394,784)	(26,269,091)	(45,663,875)
Net income	—	—	—	—	—	6,418,686	6,418,686
Balance at December 31, 2021	—	$—	6,594,415	$660	$—	$(19,850,346)	$(19,849,686)

The accompanying notes are an integral part of these financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net income	$6,418,686
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	2,089,260
Unrealized loss on investments held in Trust Account	2,900
Change in fair value of derivative liability - forward purchase agreement	426,600
Change in fair value of warrant liabilities	(9,378,431)
Changes in operating assets and liabilities:
Prepaid expenses	(613,736)
Accounts payable	89,077
Accrued expenses	78,722
Net cash used in operating activities	(886,922)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(263,776,600)
Net cash used in investing activities	(263,776,600)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from issuance of promissory note to related party	298,629
Repayment of promissory note	(298,629)
Proceeds from initial public offering, net of underwriter's discount paid	258,501,068
Proceeds from sale of private placement warrants	8,425,532
Reimbursement of offering costs	527,553
Offering costs paid	(1,321,698)
Net cash provided by financing activities	266,157,455

Net change in cash	1,493,933

Cash - beginning of period	—
Cash - end of period	$1,493,933

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fee payable	$9,232,181
Initial classification of derivative liability - forward purchase agreement	$11,200
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	$45,663,875
Excess of fair value of Founders Shares transferred to Anchor Investors over the aggregate purchase price	$19,381,703
Forfeiture of Class B ordinary shares	$59
Accrued offering costs included in shares subject to possible redemption	$12,632

The accompanying notes are an integral part of these financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Project Energy Reimagined Acquisition Corp. (the “Company” or “Project Energy”) is a blank check company incorporated in Cayman Islands on February 10, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the preparation of the initial public offering (“Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,150,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Smilodon Capital, LLC (the “Sponsor”), generating gross proceeds of $8,150,000, which is discussed in Note 4.

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

Upon the closing of the Initial Public Offering and over-allotment, an amount of $263,776,600 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants was placed in a trust account (the “Trust Account”) and will be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering; and (iii) absent an initial Business Combination within 18 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the holders of the Public Shares (the “public shareholders”) as part of the redemption of the Public Shares. If the Company is unable to complete the initial Business Combination, the Company’s public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the warrants will expire worthless.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The public shareholders will be entitled to redeem their

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Public Shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association as then in effect, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, and management team have agreed to vote any Founder Shares (as defined in Note 5) held by them, and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all.

If the Company seeks shareholder approval of the initial Business Combination and the Company does not conduct redemptions in connection with the initial Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without the Company’s prior consent (the “Excess Shares”). However, the Company would not be restricting the shareholders’ ability to vote all of their shares (including Excess Shares) for or against the initial Business Combination. The shareholders’ inability to redeem the Excess Shares will reduce their influence over the ability to complete the initial Business Combination, and such shareholders could suffer a material loss in their investment if they sell such Excess Shares on the open market. Additionally, such shareholders will not receive redemption distributions with respect to the Excess Shares if the Company completes the initial Business Combination. As a result, such shareholders will continue to hold that number of shares exceeding 15% and, in order to dispose such shares would be required to sell their shares in open-market transactions, potentially at a loss.

The Sponsor, Anchor Investors and management team have agreed to (i) waive their redemption rights with respect to any Founder Shares and, solely with respect to the Sponsor and management team, Public Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and, solely with respect to the Sponsor and management team, Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the Initial Public Offering (or 21 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle, or definitive agreement for an initial Business Combination within 18 months from the closing of the Initial Public Offering, but has not completed an initial Business Combination within such 18-month period) or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within 18 months (or 21 months, as applicable) from the Initial Public Offering. However, if the Sponsor or Anchor Investors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

The Anchor Investors are not required to (i) hold any Units, Class A ordinary shares or warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of the Business Combination. The Anchor Investors have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Amended and Restated Memorandum and Articles of Association provides that the Company will have only 18 months from the closing of Initial Public Offering (or 21 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle, or definitive agreement for an initial Business Combination within 18 months from the closing of the Initial Public Offering, but has not completed an initial Business Combination within such 18-month period) (the “Combination Period”) to complete an initial Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period or during any extension period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii) to the obligations under Cayman Islands law to provide for claims of creditors and the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the Combination Period.

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete the initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of the Public Shares. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity

As of December 31, 2021, the Company had $1,493,933 in cash held outside of the Trust Account and working capital of $1,701,141. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

expenses was released to the Company for general working capital purposes. Further, the Company has access to $1,500,000 in working capital loans subsequent to the Initial Public Offering, as described in Note 5.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date the financial statements are issued and therefore substantial doubt has been alleviated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account

As of December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

All of the 26,377,660 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$263,776,600
Less:
Proceeds allocated to Public Warrants	(13,056,942)
Issuance costs allocated to Class A ordinary shares	(32,606,933)
Plus:
Remeasurement of carrying value to redemption value	45,663,875
Class A ordinary shares subject to possible redemption	$263,776,600

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering (“SAB Topic 5A”). Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $34,696,193 as a result of the Initial Public Offering (consisting of a $5,275,532 underwriting discount, $9,232,181 of deferred underwriting fees, $19,381,703 of Anchor Investor offering costs, $1,334,330 of other offering costs, partially offset by $527,553 in reimbursements of offering expenses by the underwriters’). The Company recorded $32,606,933 of offering costs as a reduction of temporary equity in connection with the Public Shares. The Company immediately expensed $2,089,260 of offering costs in connection with the Public Warrants (as defined in Note 3) and the Private Placement Warrants that were classified as liabilities.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on February 10, 2021, the evaluation was performed for the upcoming 2021 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 21,614,362 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	For the Period from February 10, 2021
	(inception) Through December 31, 2021
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$2,794,933	$3,623,753
Denominator:
Basic and diluted weighted average shares outstanding	4,739,558	6,145,043
Basic and diluted net income per share	$0.59	$0.59

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 9 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative instruments are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Public Warrants and Private Placement Warrants are accounted for as a derivative instrument in accordance with ASC 815 and are presented as warrant liabilities on the balance sheet. The Public Warrants and Private Placement Warrants were measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the statement of operations.

The forward purchase agreement is accounted for as a derivative instrument in accordance with ASC 815 and is presented as a derivative forward purchase agreement liability on the balance sheet. The forward purchase agreement was measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the statement of operations.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on October 28, 2021. On November 2, 2021, the Company completed its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7). On November 12, 2021, the underwriters partially exercised the over-allotment option and on November 17, 2021 purchased an additional 1,377,660 Over-Allotment Units, generating gross proceeds of $13,776,600. Gross proceeds from the Initial Public Offering and closing of the exercise of the over-allotment option totaled $263,776,600.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,150,000 warrants at a price of $1.00 per Private Placement Warrant ($8,150,000 in aggregate). Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 275,532 Over-Allotment Warrants at a purchase price of $1.00 per warrant in a private placement to the Sponsor, generating gross proceeds of $275,532, for an aggregate total of $8,425,532 in gross proceeds from the sale of the Private Placement Warrants and Over-Allotment Warrants. Each Private Placement Warrant and Over-Allotment Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants and Over-Allotment Warrants were added to the net proceeds from the Initial Public Offering and the Over-Allotment Units held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants and Over-Allotment Warrants that are included in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants and Over-Allotment Warrants will expire worthless.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 18, 2021, the Sponsor was issued 8,625,000 Class B ordinary shares (the “Founder Shares”) for an aggregate of $25,000 paid to cover certain expenses on behalf of the Company. On July 29, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Founder Shares included an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor and its permitted transferees own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 344,415 Class B ordinary shares were no longer subject to forfeiture, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited.

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

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $19,391,909 or $7.60 per share. The excess of the fair value of the Founder Shares sold over the aggregate purchase price of $10,206 (or $0.004 per share) was determined to be an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately in the statement of operations. Offering costs allocated to the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Forward Purchase Agreement

In September 2021, the Company amended and restated the forward purchase agreement pursuant to which EWI Capital SPAC I LLC (the “forward purchase investor”) has subscribed to purchase from the Company 2,000,000 units (the “forward purchase units”), with each unit consisting of one Class A ordinary share, par value of $0.0001 per share, (the “forward purchase shares”) and one-half of one redeemable warrant (the “forward purchase warrants”), for $10.00 per unit, or $20,000,000, in a private placement to close substantially concurrently with the closing of a Business Combination. The terms of the forward purchase units will be identical to the terms of the Units being offered in the Initial Public Offering, except that the forward purchase securities will have certain registration rights as described below and the forward purchase warrants will be the same as the Private Placement Warrants.

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

The Company accounts for the forward purchase agreement in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the forward purchase agreement does not meet the criteria for equity treatment thereunder, the agreement must be recorded as a liability. Accordingly, the Company classifies the forward purchase agreement as an asset or liability at its fair value. This asset or liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Promissory Note — Related Party

On February 12, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or the consummation of the Initial Public Offering. On November 3, 2021, the Company repaid the outstanding balance under the Promissory Note. As of December 31, 2021, there were no borrowings outstanding under the Promissory Note.

Administrative Support Agreement

On October 28, 2021, in connection with the Initial Public Offering, the Company entered into an agreement with EWI Capital SPAC I LLC, an entity owned by an affiliate of the Sponsor, to pay a total of $30,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the period from February 10, 2021 (inception) through December 31, 2021, the Company incurred and paid $60,000 of expenses under this agreement.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no borrowings or repayments under Working Capital Loans during the period from February 10, 2021 (inception) through December 31, 2021 and no borrowings outstanding as of December 31, 2021.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Over-Allotment Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, the Over-Allotment Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Pursuant to the forward purchase agreement with EWI Capital SPAC I LLC, the Company has agreed that the forward purchase securities will be entitled to registration rights pursuant to the registration rights agreement.

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

NOTE 7. WARRANTS

As of December 31, 2021, there were 13,188,830 Public Warrants and 8,425,532 Private Placement Warrants outstanding.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Redemption of warrants the price Class A ordinary share equals or exceeds $18.00.—Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants and the forward purchase warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants when the price Class A ordinary share equals or exceeds $10.00.—Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants and the forward purchase warrants):

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, excluding forward purchase units, for capital raising purposes in connection with the closing of the initial Business Combination (excluding any forward purchase units) at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or their affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), or the Newly Issued Price, (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 10 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination, or, such price, the Market Value, is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Class A ordinary shares — The Company is authorized to issue up to 200,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 26,377,660 Class A ordinary shares issued and outstanding, of which 26,377,660 Class A ordinary shares are subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 6,594,415 Class B ordinary shares issued and outstanding. On November 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 344,415 Class B ordinary shares were no longer subject to forfeiture, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$263,773,700	$263,773,700	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$437,800	$—	$—	$437,800

Warrant liability – Public Warrants	$7,385,745	$7,385,745	$—	$—
Warrant liability – Private Placement Warrants	$4,718,298	$—	$—	$4,718,298
Warrant Liabilities	$12,104,043	$7,385,745	$—	$4,718,298

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker PEGRW. The quoted price of the Public Warrants was $0.56 per warrant as of December 31, 2021.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company utilized a Monte Carlo simulation model to value the Private Placement Warrants at issuance. The Company utilized a Black-Scholes Option Pricing Model to value the Private Placement Warrants as of December 31, 2021, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The model used to estimate the fair value of the derivative liability for the forward purchase agreement is based on the assumption that the Forward Purchase Securities are equivalent to the Company’s Units and determined, on a per unit basis, as the price of the Company’s Units less the present value of the contractually stipulated forward price of $10.00.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants in the table above transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2021 when the Public Warrants were separately listed and traded.

The following table provides the significant inputs for the initial fair value of the Public Warrants:

At November 2,
2021 (Initial
Measurement)
Stock price	$10.00
Exercise price	$11.50
Dividend yield	—%
Expected term (in years)	6.00
Volatility	16.3%
Risk-free rate	0.93%
Fair value	$0.99

The following table provides the significant inputs for the fair value of the Private Placement Warrants:

		At November 2,
	At December 31,	2021 (Initial
	2021	Measurement)
Stock price	$9.90	$10.00
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	6.00	6.00
Volatility	8.7%	16.3%
Risk-free rate	1.35%	0.93%
Fair value	$0.56	$1.00

The following table provides the significant inputs to the model for the fair value of the forward purchase agreement:

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

		At November 2,
	At December 31,	2021 (Initial
	2021	Measurement)
Fair value of unit	$10.18	$10.00
Unit forward price	$10.00	$10.00
Time to Business Combination (in years)	1.00	1.00
Risk-free rate	0.39%	0.07%
Discount factor	99.60%	99.93%
Fair value - derivative liability	$0.219	$(0.006)

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of February 10, 2021 (inception)	$—
Initial measurement of Public Warrants, Private Placement Warrants, and forward purchase agreement as of November 2, 2021	20,536,200
Initial measurement of Public Warrants and Private Placement Warrants upon exercise of over-allotment on November 17, 2021	957,474
Change in fair value	(8,951,831)
Transfer of Public Warrants to Level 1 measurement	(7,385,745)
Fair value as of December 31, 2021	$5,156,098

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $9,378,431 in the statement of operations for the period from February 10, 2021 (inception) through December 31, 2021. The Company recognized losses in connection with changes in the fair value of derivative liability - forward purchase agreement of $426,600 in the statement of operations for the period from February 10, 2021 (inception) through December 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.