Form 10-Q
period 2022-03-31
Project Energy Reimagined Acquisition Corp.
filed 2022-05-16
CIK 1847241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

PROJECT ENERGY REIMAGINED ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40972	98-1582574
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1285 El Camino Real, Suite 200 Menlo Park, California 94025 (Address of principal executive offices, including zip code) Registrant’s telephone number, including area code: (260) 515-9113
3 Lagoon Drive, Suite 170 Redwood City, California 94065
(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 under the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act). Yes ⌧  No ☐

As of May 16, 2022, 26,377,660 Class A ordinary shares, par value $0.0001 per share, and 6,594,415 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$1,213,268	$1,493,933
Prepaid expenses	427,188	387,639
Total current assets	1,640,456	1,881,572
Prepaid insurance - noncurrent	132,311	226,097
Investments held in trust account	263,800,084	263,773,700
Total Assets	$265,572,851	$265,881,369

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$66,236	$89,077
Accrued expenses	190,223	78,722
Accrued offering costs	—	12,632
Accrued expenses - related party	30,000	—
Total current liabilities	286,459	180,431
Warrant liabilities	11,887,899	12,104,043
Derivative liability - forward purchase agreement	113,205	437,800
Deferred underwriting fee payable	9,232,181	9,232,181
Total Liabilities	21,519,744	21,954,455
Commitments (Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 26,377,660 shares at redemption value	263,776,600	263,776,600

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,377,660 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,594,415 shares issued and outstanding	660	660
Additional paid-in capital	—	—
Accumulated deficit	(19,724,153)	(19,850,346)
Total Shareholders' Deficit	(19,723,493)	(19,849,686)
Total Liabilities and Shareholders’ Deficit	$265,572,851	$265,881,369

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		February 10,
		2021
		(Inception)
	Three Months Ended	Through
	March 31,	March 31,
	2022	2021
Operating and formation costs	$440,930	$7,867
Loss from operations	(440,930)	(7,867)
Unrealized gain on investments held in Trust Account	26,384	—
Change in fair value of derivative liability - forward purchase agreement	324,595	—
Change in fair value of warrant liabilities	216,144	—
Net income (loss)	$126,193	$(7,867)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,377,660	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,594,415	7,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.00	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount(1)	Capital	Deficit	Equity/(Deficit)
Balance at February 10, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(7,867)	(7,867)
Balance at March 31, 2021 (unaudited)	—	$—	8,625,000	$863	$24,137	$(7,867)	$17,133
Balance at December 31, 2021	—	—	6,594,415	660	—	(19,850,346)	(19,849,686)
Net income	—	—	—	—	—	126,193	126,193
Balance at March 31, 2022 (unaudited)	—	$—	6,594,415	$660	$—	$(19,724,153)	$(19,723,493)

(1) On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from February
		10, 2021
	For the Three	(Inception)
	Months Ended	Through March
	March 31, 2022	31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$126,193	$(7,867)
Adjustments to reconcile net income (loss) to net cash used in operating activities:	—	—
Unrealized gain on investments held in Trust Account	(26,384)	—
Change in fair value of derivative liability - forward purchase agreement	(324,595)	—
Change in fair value of warrant liabilities	(216,144)	—
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	7,867
Changes in operating assets and liabilities:
Prepaid expenses	54,237	—
Accounts payable	76,028	—
Accrued expenses - related party	30,000	—
Net cash used in operating activities	(280,665)	—

Net Change in Cash	(280,665)	—
Cash — Beginning of period	1,493,933	—
Cash — End of period	$1,213,268	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$17,133
Deferred offering costs included in accrued offering costs	$—	$285,417
Deferred offering costs included in promissory note - related party	$—	$125,140

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

Project Energy Reimagined Acquisition Corp. (the “Company” or “Project Energy”) is a blank check company incorporated in the Cayman Islands on February 10, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 and for the period from February 10, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the preparation of the initial public offering (“Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and over-allotment, an amount of $263,776,600 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering; and (iii) absent an initial Business Combination within 18 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the holders of the Public Shares (the “public shareholders”) as part of the redemption of the Public Shares. If the Company is unable to complete the initial Business Combination, the Company’s public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the warrants will expire worthless.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

The Sponsor, Anchor Investors (as defined below in Note 5) and management team have agreed to (i) waive their redemption rights with respect to any Founder Shares and, solely with respect to the Sponsor and management team, Public Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and, solely with respect to the Sponsor and management team, Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the Initial Public Offering (or 21 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle, or definitive agreement for an initial Business Combination within 18 months from the closing of the Initial Public Offering, but has not completed an initial Business Combination within such 18-month period) or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within 18 months (or 21 months, as applicable) from the Initial Public Offering. However, if the Sponsor or Anchor Investors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Going Concern

As of March 31, 2022, the Company had $1,213,268 in cash held outside of the Trust Account and working capital surplus of $1,353,997.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes.

The Company will have until May 2, 2023 to complete a Business Combination, which period can be extended to (i) August 2, 2023 if an agreement in principle for a Business Combination is in place as of May 2, 2023 or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the amended and restated certificate of incorporation. If a Business Combination is not consummated by May 2, 2023 and an extension has not been effected as described above, there will be a mandatory liquidation and subsequent dissolution of the Company.

Based on the above, management has determined that there is substantial doubt about the Company's ability to continue as a going concern for a period of time within one year after the date that these unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination or extension as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination or extension will be successful. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 29, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying statements of operations.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company's condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the net income (loss) per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 21,614,362 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

			For the Period from
			February 10, 2021
	Three Months Ended		(Inception) Through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$100,954	$25,239	$—	$(7,867)
Denominator:
Basic and diluted weighted average shares outstanding	26,377,660	6,594,415	—	7,500,000
Basic and diluted net income (loss) per share	$0.00	$0.00	$0.00	$(0.00)

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on October 28, 2021. On November 2, 2021, the Company completed its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7). On November 12, 2021, the underwriters partially exercised the over-allotment option and on November 17, 2021 purchased an additional 1,377,660 Over-Allotment Units, generating gross proceeds of $13,776,600 . Gross proceeds from the Initial Public Offering and closing of the exercise of the over-allotment option totaled $263,776,600.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 18, 2021, the Sponsor was issued 8,625,000 Class B ordinary shares (the “Founder Shares”) for an aggregate of $25,000 paid to cover certain expenses on behalf of the Company. In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Founder Shares included an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor and its permitted transferees own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 344,415 , Class B ordinary shares were no longer subject to forfeiture, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited.

The Sponsor and the Additional Anchor Investors (as defined below) have each agreed with the Company that, subject to certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

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

Promissory Note — Related Party

On February 12, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. On November 3, 2021, the Company repaid the outstanding balance under the Promissory Note. The Promissory Note is no longer available to the Company.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

On October 28, 2021, in connection with the Initial Public Offering, the Company entered into an agreement with EWI Capital SPAC I LLC, an entity owned by an affiliate of the Sponsor, to pay a total of $30,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $90,000 and paid $60,000 of expenses under this agreement, respectively. As of March 31, 2022, $30,000 related to this agreement is recorded in accrued expenses - related party on the balance sheet. There were no expenses incurred under this agreement for the period from February 10, 2021 (inception) through March 31, 2021, and no amounts were recorded in accrued expenses - related party on the balance sheet as of December 31, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no borrowings outstanding as of March 31, 2022 or December 31, 2021.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. WARRANTS

As of March 31, 2022 and December 31, 2021, there were 13,188,830 Public Warrants and 8,425,532 Private Placement Warrants outstanding.

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

Redemption of warrants the price Class A ordinary share equals or exceeds $18.00. —Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants and the forward purchase warrants):

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price Class A ordinary share equals or exceeds $10.00.— Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants and the forward purchase warrants):

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares $0.0001 par value. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 26,377,660 Class A ordinary shares issued and outstanding, of which 26,377,660 Class A ordinary shares are subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 6,594,415 Class B ordinary shares issued and outstanding. On November 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 344,415 Class B ordinary shares were no longer subject to forfeiture, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$263,800,084	$263,800,084	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$113,205	$—	$—	$113,205

Warrant liability – Public Warrants	$7,253,857	$7,253,857	$—	$—
Warrant liability – Private Placement Warrants	4,634,042	—	—	4,634,042
Warrant Liabilities	$11,887,899	$7,253,857	$—	$4,634,042

December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$263,773,700	$263,773,700	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$437,800	$—	$—	$437,800

Warrant liability – Public Warrants	$7,385,745	$7,385,745	$—	$—
Warrant liability – Private Placement Warrants	$4,718,298	$—	$—	$4,718,298
Warrant Liabilities	$12,104,043	$7,385,745	$—	$4,718,298

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker PEGRW. The quoted price of the Public Warrants was $0.55 and $0.56 per warrant as of March 31, 2022 and December 31, 2021, respectively.

The Company utilized a Black-Scholes Option Pricing Model to value the Private Placement Warrants as of March 31, 2022 and December 31, 2021, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The model used to estimate the fair value of the derivative liability for the forward purchase agreement is based on the assumption that the Forward Purchase Securities are equivalent to the Company’s Units and determined, on a per unit basis, as the price of the Company’s Units less the present value of the contractually stipulated forward price of $10.00.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table provides the significant inputs for the initial fair value of the Public Warrants:

At November 2,
2021 (Initial
Measurement)
Stock price	$10.00
Exercise price	$11.50
Dividend yield	—%
Expected term (in years)	6.00
Volatility	16.3%
Risk-free rate	0.93%
Fair value	$0.99

The following table provides the significant inputs for the fair value of the Private Placement Warrants:

	At March 31,	At December 31,
	2022	2021
Stock price	$9.74	$9.90
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.75	6.00
Volatility	7.2%	8.7%
Risk-free rate	2.41%	1.35%
Fair value	$0.55	$0.56

The following table provides the significant inputs to the model for the fair value of the forward purchase agreement:

	At March 31,	At December 31,
	2022	2021
Fair value of unit	$9.96	$10.18
Unit forward price	$10.00	$10.00
Time to Business Combination (in years)	0.75	1.00
Risk-free rate	1.35%	0.39%
Discount factor	99.00%	99.60%
Fair value - derivative liability	$0.057	$0.219

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of February 10, 2021 (inception)	$—
Initial measurement of Public Warrants, Private Placement Warrants, and forward purchase agreement as of November 2, 2021	20,536,200
Initial measurement of Public Warrants and Private Placement Warrants upon exercise of over-allotment on November 17, 2021	957,474
Change in fair value	(8,951,831)
Transfer of Public Warrants to Level 1 measurement	(7,385,745)
Fair value as of December 31, 2021	5,156,098
Change in fair value	(408,851)
Fair value as of March 31, 2022	$4,747,247

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $216,144 in the statement of operations for the three months ended March 31, 2022. The Company recognized gains in connection with changes in the fair value of derivative liability - forward purchase agreement of $324,595 in the statement of operations for the three months ended March 31, 2022. The Company did not recognize a gain or loss in connection with changes in the fair value of these instruments for the period from February 10, 2021 (inception) through March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 10, 2021 as a Cayman Islands exempted company. Our business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (referred to in this Quarterly Report as our initial business combination). We have not selected any specific target business. While we may pursue an initial business combination in any industry, sector or geographic region, we intend to focus on targets that enable what we call the “Electric Grid 2.0”. We believe the “Electric Grid 2.0” addresses several mega trends that are creating a long tail of value-creating opportunities within the energy storage value-chain, including: (i) climate change and mandated reduction of GHG emissions, with a resulting increase in the share of renewable power generation (and associated grid-stability challenges); (ii) electrification of transportation, AI enabled grid optimization, V2G and V2X technology and smart battery management systems; and (iii) second life use of batteries and end of life battery recycling. Our mission is to partner with companies that have a roadmap to execute on the world’s energy transition to clean energy, and more specifically, those that enable technological advances to facilitate the increasing demand for energy storage. We will seek to partner with a company that shares our overarching goal of solving goal seven of the United Nations Sustainable Development Goals to “ensure access to affordable, reliable, sustainable and modern energy for all” while utilizing our combined experience to drive sustainable growth and long-term economic value.

On November 2, 2021, the Company consummated its initial public offering (the “Initial Public Offering”) of 25,000,000 units at $10.00 per unit (each, a “Unit”). Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On November 17, 2021 our underwriters purchased an additional 1,377,660 units, due to a partial exercise of their over-allotment option, generating gross proceeds of $13,776,600.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 10, 2021 (inception) have been organizational activities and those necessary to prepare for our initial public offering. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account. Our expenses have increased substantially after the closing of our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $126,193, which resulted from unrealized gains on investments held in the Trust Account of $26,384, changes in fair value of the forward purchase agreement of $324,595, changes in fair value of warrant liabilities of $216,144, offset by operating costs of $440,930.

For the period from February 10, 2021 (inception) through March 31, 2021, we had a net loss of $7,867, which resulted entirely from operating and formation costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of founder shares by our Sponsor, for $25,000 and loans from our Sponsor.

As of March 31, 2022, we had $1,213,268 in cash and working capital of $1,353,997.

On November 2, 2021, we consummated our initial public offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000. On November 12, 2021, the underwriters partially exercised the over-allotment option and on November 17, 2021 purchased an additional 1,377,660 Units (the “Over-Allotment Units”), generating gross proceeds of $13,776,600.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,150,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $8,150,000.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 275,532 Private Placement Warrants at a price of $1.00 per warrant in a private placement to our Sponsor, generating gross proceeds of $275,532.

A total of $263,776,600 of the proceeds from the net proceeds of the sale of the units in the initial public offering, the sale of the over-allotment units, the sale of the over-allotment warrants and the sale of the private placement warrants were placed in a trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For the three months ended March 31, 2022, net cash used in operating activities was $280,665, which was due to a change in fair value of derivative liability of $324,595, change in the fair value of warrant liabilities of $216,144, and unrealized gains on investments in the Trust Account of $26,384 which was partially offset by the change in operating assets and liabilities of $160,265 and net income of $126,193.

As of March 31, 2022, we had marketable securities held in the Trust Account of $263,800,084 consisting of securities held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7 under the Investment Company Act which invest only in direct U.S. government treasury.

As of March 31, 2022, we had cash of $1,213,268 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the net income (loss) per share calculation allocates income and losses shared pro rata between Class A ordinary shares and Class B ordinary shares (“Founder Shares”). As a result, the calculated net income (loss) per share is the same for Class A ordinary shares and Founder Shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 21,614,362 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share is the same as basic income per share for the periods presented.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

Office Space and Administrative Support

We have an agreement to pay EWI Capital SPAC I LLC, an affiliate of our Chief Executive Officer and a member of our Sponsor a monthly fee of $30,000 for office space and administrative support. We began incurring these fees on October 28, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination or our liquidation.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (the “Working Capital Loans”) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a business combination. The Company bears the expenses incurred in connection with the filing of any such registration statements. Pursuant to the forward purchase agreement with EWI Capital SPAC I LLC, we have agreed that the forward purchase securities will be entitled to registration rights pursuant to the registration rights agreement.

Promissory Note - Related Party

On February 12, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) December 31, 2021 or the consummation of the Initial Public Offering. On November 3, 2021, the Company repaid the outstanding balance under the Promissory Note. The Promissory Note is no longer available to the Company.

Underwriting Agreement and Deferred Fees

The underwriters of the Initial Public Offering are entitled to a deferred fee of $9,232,181 that will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our Initial Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 29, 2022. There have been no material changes in our risk factors since such filing, except the following:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with SEC rules and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.  In particular, on March 30, 2022, the SEC issued proposed rules relating to SPACs, which have, among other things, expanded disclosure requirements in business combination transactions and created uncertainty regarding the liability under the federal securities laws of various participants in SPAC transactions.  These rules, if adopted, whether in the form proposed or in revised form, or the uncertainty caused by the rule proposal itself, may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 16, 2022

	By:	/s/ Srinath Narayanan
	Name:	Srinath Narayanan
	Title:	Chief Executive Officer (principal executive officer)