Form 10-Q
period 2022-06-30
Project Energy Reimagined Acquisition Corp.
filed 2022-08-22
CIK 1847241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

1285 El Camino Real, Suite 200 Menlo Park, California 94025 (260) 515-9113 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices) N/A
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
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ☐

As of August 19, 2022, there were 26,377,660 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 6,594,415 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

		Page
PART 1 - FINANCIAL INFORMATION		1
Item 1.	CONDENSED FINANCIAL STATEMENTS	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders' Equity (Deficit) for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 10, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION		27

Item 1.	LEGAL PROCEEDINGS	27

Item 1A.	RISK FACTORS	27

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

Item 3.	DEFAULTS UPON SENIOR SECURITIES	27

Item 4.	MINE SAFETY DISCLOSURES	27

Item 5.	OTHER INFORMATION	27

Item 6.	EXHIBITS	28

SIGNATURES		29

PART I.- FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$981,972	$1,493,933
Prepaid expenses	378,131	387,639
Total current assets	1,360,103	1,881,572
Prepaid insurance - noncurrent	67,607	226,097
Investments held in trust account	264,089,213	263,773,700
Total Assets	$265,516,923	$265,881,369

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$27,671	$89,077
Accrued expenses	243,314	78,722
Accrued offering costs	—	12,632
Accrued expenses - related party	30,000	—
Total current liabilities	300,985	180,431
Warrant liabilities	3,026,011	12,104,043
Derivative liability - forward purchase agreement	63,082	437,800
Deferred underwriting fee payable	9,232,181	9,232,181
Total Liabilities	12,622,259	21,954,455
Commitments (Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 26,377,660 shares at redemption value	263,989,213	263,776,600

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,377,660 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,594,415 shares issued and outstanding	660	660
Additional paid-in capital	—	—
Accumulated deficit	(11,095,209)	(19,850,346)
Total Shareholders' Deficit	(11,094,549)	(19,849,686)
Total Liabilities and Shareholders’ Deficit	$265,516,923	$265,881,369

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period from
				February 10,
				2021
				(Inception)
	Three Months Ended	Three Months Ended	Six Months Ended	Through
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Operating and formation costs	$359,583	$22,896	$800,513	$30,763
Loss from operations	(359,583)	(22,896)	(800,513)	(30,763)
Unrealized gain (loss) on investments held in Trust Account	(23,484)	—	2,900	—
Interest and dividend income on investments held in Trust Account	312,613	—	312,613	—
Gain on change in fair value of derivative liability - forward purchase agreement	50,123	—	374,718	—
Gain on change in fair value of warrant liabilities	8,861,888	—	9,078,032	—
Net income (loss)	$8,841,557	$(22,896)	$8,967,750	$(30,763)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,377,660	—	26,377,660	—
Basic and diluted net income per share, Class A ordinary shares	$0.27	$—	$0.27	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,594,415	6,250,000	6,594,415	6,250,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.27	$(0.00)	$0.27	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount(1)	Capital	Deficit	Equity/(Deficit)
Balance at December 31, 2021	—	$—	6,594,415	$660	$—	$(19,850,346)	$(19,849,686)
Net income	—	—	—	—	—	126,193	126,193
Balance at March 31, 2022 (unaudited)	—	—	6,594,415	660	—	(19,724,153)	(19,723,493)
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(212,613)	(212,613)
Net income	—	—	—	—	—	8,841,557	8,841,557
Balance at June 30, 2022 (unaudited)	—	$—	6,594,415	$660	$—	$(11,095,209)	$(11,094,549)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount(1)	Capital	Deficit	Equity/(Deficit)
Balance at February 10, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(7,867)	(7,867)
Balance at March 31, 2021 (unaudited)	—	—	8,625,000	863	24,137	(7,867)	17,133
Net loss	—	—	—	—	—	(22,896)	(22,896)
Balance at June 30, 2021 (unaudited)	—	$—	8,625,000	$863	$24,137	$(30,763)	$(5,763)
(1)	On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from February
		10, 2021
	Six Months	(Inception)
	Ended June 30,	Through June
	2022	30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$8,967,750	$(30,763)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(2,900)	—
Interest and dividend income on investments held in Trust Account	(312,613)
Gain on the change in fair value of derivative liability - forward purchase agreement	(374,718)	—
Gain on the change in fair value of warrant liabilities	(9,078,032)	—
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	7,867
Changes in operating assets and liabilities:
Prepaid expenses	167,998	—
Accounts payable	(61,406)	1,896
Accrued expenses	164,592	—
Accrued offering costs	(12,632)	—
Accrued expenses - related party	30,000	21,000
Net cash used in operating activities	(511,961)	—

Net Change in Cash	(511,961)	—
Cash — Beginning of period	1,493,933	—
Cash — End of period	$981,972	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$17,133
Deferred offering costs included in accrued offering costs	$—	$328,923
Deferred offering costs included in promissory note - related party	$—	$146,740
Deffered offering costs included in due to related party	$—	$10,250
Remeasurement of Class A ordinary shares to redemption amount as of June 30, 2022	$212,613	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the three and six months ended June 30, 2022 and for the period from February 10, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the preparation of the initial public offering (“Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern

As of June 30, 2022, the Company had $981,972 in cash held outside of the Trust Account and a working capital surplus of $1,059,118. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by May 2, 2023 (which period can be extended to (i) August 2, 2023 if an agreement in principle for a Business Combination is in place as of May 2, 2023 or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Memorandum and Articles of Association), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 29, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. The Company has elected to implement the aforementioned exemptions.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 he assets held in the Trust Account were held in money market funds. As of December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2022 increased as the income earned on the Trust Account exceeds the Company's expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $212,613 as of June 30, 2022.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$263,776,600
Less:
Proceeds allocated to Public Warrants	(13,056,942)
Issuance costs allocated to Class A ordinary shares	(32,606,933)
Plus:
Remeasurement of carrying value to redemption value	45,663,875
Class A ordinary shares subject to possible redemption as of December 31, 2021	263,776,600
Plus:
Remeasurement of carrying value to redemption value	212,613
Class A ordinary shares subject to possible redemption as of June 30, 2022	$263,989,213

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company's condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the net income (loss) per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 21,614,362 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

							For the Period from
							February 10, 2021
	Three Months Ended		Three Months Ended		Six Months Ended		(Inception) Through
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$7,073,246	$1,768,311	$—	$(22,896)	$7,174,200	$1,793,550	$—	$(30,763)
Denominator:
Basic and diluted weighted average shares outstanding	26,377,660	6,594,415	—	6,250,000	26,377,660	6,594,415	—	6,250,000
Basic and diluted net income (loss) per share	$0.27	$0.27	$—	$(0.00)	$0.27	$0.27	$—	$(0.00)

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

On October 28, 2021, in connection with the Initial Public Offering, the Company entered into an agreement with EWI Capital SPAC I LLC, an entity owned by an affiliate of the Sponsor, to pay a total of $30,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $90,000 and $180,000 of expenses under this agreement, respectively. For the three and six months ended June 30, 2022, the Company paid $60,000 and $150,000 of expenses under this agreement, respectively. As of June 30, 2022, $30,000 related to this agreement is recorded in accrued expenses - related party on the condensed balance sheet. There were no expenses incurred under this agreement for the three months ended June 30, 2021 and the period from February 10, 2021 (inception) through June 30, 2021, and no amounts were recorded in accrued expenses - related party on the balance sheet as of December 31, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of June 30, 2022 or December 31, 2021.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. WARRANTS

As of June 30, 2022 and December 31, 2021, there were 13,188,830 Public Warrants and 8,425,532 Private Placement Warrants outstanding.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares of $0.0001 par value preferred stock. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 26,377,660 Class A ordinary shares issued and outstanding, of which 26,377,660 Class A ordinary shares are subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 6,594,415 Class B ordinary shares issued and outstanding. On November 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 344,415 Class B ordinary shares were no longer subject to forfeiture, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
Money market funds	$264,089,213	$264,089,213	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$63,082	$—	$—	$63,082

Warrant liability – Public Warrants	$1,846,436	$1,846,436	$—	$—
Warrant liability – Private Placement Warrants	1,179,575	—	—	1,179,575
Warrant Liabilities	$3,026,011	$1,846,436	$—	$1,179,575

December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$263,773,700	$263,773,700	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$437,800	$—	$—	$437,800

Warrant liability – Public Warrants	$7,385,745	$7,385,745	$—	$—
Warrant liability – Private Placement Warrants	$4,718,298	$—	$—	$4,718,298
Warrant Liabilities	$12,104,043	$7,385,745	$—	$4,718,298

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker PEGRW. The quoted price of the Public Warrants was $0.14 and $0.56 per warrant as of June 30, 2022 and December 31, 2021, respectively.

The Company utilized a Black-Scholes Option Pricing Model to value the Private Placement Warrants as of June 30, 2022 and December 31, 2021, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

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

The following table provides the significant inputs for the initial fair value of the Public Warrants:

At November 2,
2021 (Initial
Measurement)
Stock price	$10.00
Exercise price	$11.50
Dividend yield	—%
Expected term (in years)	6.00
Volatility	16.3%
Risk-free rate	0.93%
Fair value	$0.99

The following table provides the significant inputs for the fair value of the Private Placement Warrants:

	At June 30,	At December 31,
	2022	2021
Stock price	$9.74	$9.90
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.84	6.00
Volatility	9.5%	8.7%
Risk-free rate	3.02%	1.35%
Fair value	$0.14	$0.56

The following table provides the significant inputs to the model for the fair value of the forward purchase agreement:

	At June 30,	At December 31,
	2022	2021
Fair value of unit	$9.81	$10.18
Unit forward price	$10.00	$10.00
Time to Business Combination (in years)	0.84	1.00
Risk-free rate	2.71%	0.39%
Discount factor	97.80%	99.60%
Fair value - derivative liability	$0.032	$0.219

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of February 10, 2021 (inception)	$—
Initial measurement of Public Warrants, Private Placement Warrants, and forward purchase agreement as of November 2, 2021	20,536,200
Initial measurement of Public Warrants and Private Placement Warrants upon exercise of over-allotment on November 17, 2021	957,474
Change in fair value	(8,951,831)
Transfer of Public Warrants to Level 1 measurement	(7,385,745)
Fair value as of December 31, 2021	5,156,098
Change in fair value	(408,850)
Fair value as of March 31, 2022	4,747,248
Change in fair value	(3,504,591)
Fair value as of June 30, 2022	$1,242,657

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $8,861,888 and $9,078,032 in the statement of operations for the three and six months ended June 30, 2022, respectively. The Company did not recognize a gain or loss in connection with changes in the fair value of these instruments for the three months ended June 30, 2021 and the period from February 10, 2021 (inception) through June 30, 2021. The Company recognized gains in connection with changes in the fair value of derivative liability - forward purchase agreement of $50,123 and $374,718 in the statement of operations for the three and six months ended June 30, 2022, respectively. The Company did not recognize a gain or loss in connection with changes in the fair value of these instruments for the three months ended June 30, 2021 and the period from February 10, 2021 (inception) through June 30, 2021.

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

For the three months ended June 30, 2022, we had net income of $8,841,557, which resulted from gains on the change in fair value of warrant liabilities of $8,861,888, interest and dividend income on investments held in Trust Account of $312,613, and the gain on the change in fair value of the forward purchase agreement of $50,123, offset in part by unrealized losses on investments held in the Trust Account of $23,484 and operating costs of $359,583.

For the three months ended June 30, 2021, we had a net loss of $22,896, which resulted entirely from operating and formation costs

For the six months ended June 30, 2022, we had net income of $8,967,750, which resulted from gains on the change in fair value of warrant liabilities of $9,078,032, gains on the change in fair value of the forward purchase agreement of $374,718, interest and dividend income on investments held in Trust Account of $312,613, and unrealized gains on investments held in the Trust Account of $2,900, offset in part by operating costs of $800,513.

For the period from February 10, 2021 (inception) through June 30, 2021, we had a net loss of $30,763, which resulted entirely from operating and formation costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of founder shares by our Sponsor, for $25,000 and loans from our Sponsor.

As of June 30, 2022, we had $981,972 in cash and working capital of $1,059,118.

On November 2, 2021, we consummated our initial public offering (“Initial Public Offering”) of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000. On November 12, 2021, the underwriters partially exercised the over-allotment option and on November 17, 2021 purchased an additional 1,377,660 Units (the “Over-Allotment Units”), generating gross proceeds of $13,776,600.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,150,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $8,150,000.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 275,532 additional Private Placement Warrants at a price of $1.00 per warrant in a private placement to our Sponsor, generating gross proceeds of $275,532.

A total of $263,776,600 of the proceeds from the net proceeds of the sale of the units in the Initial Public Offering, and the over-allotment units, the sale of the over-allotment warrants and the sale of the Private Placement Warrants were placed in a trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For the six months ended June 30, 2022, net cash used in operating activities was $511,961, which was due to gains on the change in the fair value of warrant liabilities of $9,078,032, gains on the change in fair value of the forward purchase agreement of $374,718, interest and dividend income on investments held in Trust Account of $312,613, and unrealized gains on investments held in Trust Account of $2,900, partially offset by our net income of $8,967,750 and changes in operating assets and liabilities of $288,552.

For the period from February 10, 2021 (inception) through June 30, 2021, net cash used in operating activities was $0, which was due to our net loss of $30,763, fully offset by changes in operating assets and liabilities of $22,896 and formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $7,867.

There were no cash flows from investing activities for the six months ended June 30, 2022 and for the period from February 10, 2021 (inception) through June 30, 2021.

There were no cash flows from financing activities for the six months ended June 30, 2022 and for the period from February 10, 2021 (inception) through June 30, 2021.

As of June 30, 2022, we had marketable securities held in the Trust Account of $264,089,213 consisting of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury.

As of June 30, 2022, we had cash of $981,972 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of time within one year from the date that the unaudited condensed financial statements are issued. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2022 increased as the income earned on the Trust Account exceeds the Company's expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $212,613 as of June 30, 2022.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022 or our Form 10-Q for the period ended March 31, 2022 filed with the SEC on May 16, 2022.

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

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Project Energy Reimagined Acquisition Corp.

Date: August 22, 2022	By:	/s/ Srinath Narayanan
	Name:	Srinath Narayanan
	Title:	Chief Executive Officer and Director

Project Energy Reimagined Acquisition

Date: August 22, 2022	By:	/s/ Prakash Ramachandran
	Name:	Prakash Ramachandran
	Title:	Chief Financial Officer