Form 10-Q
period 2022-09-30
Project Energy Reimagined Acquisition Corp.
filed 2022-11-21
CIK 1847241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 18, 2022, there were 26,377,660 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 6,594,415 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

		Page
PART 1 - FINANCIAL INFORMATION		1
Item 1.	CONDENSED FINANCIAL STATEMENTS	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 10, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION		27

Item 1.	LEGAL PROCEEDINGS	27

Item 1A.	RISK FACTORS	27

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

Item 3.	DEFAULTS UPON SENIOR SECURITIES	27

Item 4.	MINE SAFETY DISCLOSURES	27

Item 5.	OTHER INFORMATION	27

Item 6.	EXHIBITS	27

SIGNATURES		28

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$798,833	$1,493,933
Prepaid expenses	320,749	387,639
Total current assets	1,119,582	1,881,572
Prepaid insurance - noncurrent	15,983	226,097
Investments held in trust account	265,249,337	263,773,700
Total Assets	$266,384,902	$265,881,369

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$95,499	$89,077
Accrued expenses	345,426	78,722
Accrued offering costs	—	12,632
Accrued expenses - related party	30,000	—
Total current liabilities	470,925	180,431
Warrant liabilities	2,593,725	12,104,043
Derivative liability - forward purchase agreement	200,341	437,800
Deferred underwriting fee payable	9,232,181	9,232,181
Total Liabilities	12,497,172	21,954,455
Commitments (Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 26,377,660 shares at redemption value	265,149,337	263,776,600

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,377,660 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,594,415 shares issued and outstanding	660	660
Additional paid-in capital	—	—
Accumulated deficit	(11,262,267)	(19,850,346)
Total Shareholders’ Deficit	(11,261,607)	(19,849,686)
Total Liabilities and Shareholders’ Deficit	$266,384,902	$265,881,369

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period from
				February 10,
				2021
				(Inception)
	Three Months Ended	Three Months Ended	Nine Months Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Operating and formation costs	$462,085	$30,124	$1,262,598	$60,887
Loss from operations	(462,085)	(30,124)	(1,262,598)	(60,887)
Unrealized gain on investments held in Trust Account	—	—	2,900	—
Interest and dividend income on investments held in Trust Account	1,160,124	—	1,472,737	—
(Loss) gain on change in fair value of derivative liability - forward purchase agreement	(137,259)	—	237,459	—
Gain on change in fair value of warrant liabilities	432,286	—	9,510,318	—
Net income (loss)	$993,066	$(30,124)	$9,960,816	$(60,887)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,377,660	—	26,377,660	—
Basic and diluted net income per share, Class A ordinary shares	$0.03	$—	$0.30	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)	6,594,415	6,250,000	6,594,415	7,375,539
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.03	$(0.01)	$0.30	$(0.01)

(1) Includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The underwriters partially exercised their over-allotment option on November 17, 2021, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021, the remaining over-allotment option expired and 593,085 Class B ordinary shares were forfeited (see Notes 3 and 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	—	$—	6,594,415	$660	$—	$(19,850,346)	$(19,849,686)
Net income	—	—	—	—	—	126,193	126,193
Balance at March 31, 2022 (unaudited)	—	—	6,594,415	660	—	(19,724,153)	(19,723,493)
Remeasurement of ordinary shares subject to redemption, to redemption value	—	—	—	—	—	(212,613)	(212,613)
Net income	—	—	—	—	—	8,841,557	8,841,557
Balance at June 30, 2022 (unaudited)	—	—	6,594,415	$660	$—	$(11,095,209)	$(11,094,549)
Remeasurement of ordinary shares subject to redemption, to redemption value	—	—	—	—	—	(1,160,124)	(1,160,124)
Net income	—	—	—	—	—	993,066	993,066
Balance at September 30, 2022 (unaudited)	—	—	6,594,415	$660	$—	$(11,262,267)	$(11,261,607)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at February 10, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(7,867)	(7,867)
Balance at March 31, 2021 (unaudited)	—	—	7,187,500	719	24,281	(7,867)	17,133
Net loss	—	—	—	—	—	(22,896)	(22,896)
Balance at June 30, 2021 (unaudited)	—	—	7,187,500	719	24,281	(30,763)	(5,763)
Net loss	—	—	—	—	—	(30,124)	(30,124)
Balance at September 30, 2021 (unaudited)	—	$—	7,187,500	$719	$24,281	$(60,887)	$(35,887)
(1) Includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The underwriters partially exercised their over-allotment option on November 17, 2021, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021, the remaining over-allotment option expired and 593,085 Class B ordinary shares were forfeited (see Notes 3 and 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from February
		10, 2021
	Nine Months	(Inception)
	Ended September 30,	Through
	2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$9,960,816	$(60,887)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(2,900)	—
Interest and dividend income on investments held in Trust Account	(1,472,737)
Gain on the change in fair value of derivative liability - forward purchase agreement	(237,459)	—
Gain on the change in fair value of warrant liabilities	(9,510,318)	—
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	7,866
Payment of operating costs through promissory note - related party	—	45,500
Changes in operating assets and liabilities:
Prepaid expenses	277,004	—
Accounts payable	6,422	7,521
Accrued expenses	266,704	—
Accrued offering costs	(12,632)	—
Accrued expenses - related party	30,000	—
Net cash used in operating activities	(695,100)	—

Net Change in Cash	(695,100)	—
Cash — Beginning of period	1,493,933	—
Cash — End of period	$798,833	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$17,134
Deferred offering costs included in accrued offering costs	$—	$450,886
Deferred offering costs included in promissory note - related party	$—	$226,397
Remeasurement of Class A ordinary shares to redemption amount as of September 30, 2022	$1,372,737	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the three and nine months ended September 30, 2022 and for the period from February 10, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the preparation of its initial public offering (“Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a target for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,150,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to Smilodon Capital, LLC (the “Sponsor”), generating gross proceeds of $8,150,000, which is discussed in Note 4.

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

Upon the closing of the Initial Public Offering and the sales of the Over-Allotment Units and Over-Allotment Warrants, an amount of $263,776,600 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below); and (iii) absent an initial Business Combination within 18 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the holders of the Public Shares (the “Public Shareholders”) as part of the redemption of the Public Shares. If the Company is unable to complete the initial Business Combination, the Company’s Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and the warrants will expire worthless.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association as then in effect, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s management team have agreed to vote any Founder Shares (as defined in Note 5) held by them, and any Public Shares purchased by them in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all.

If the Company seeks shareholder approval of the initial Business Combination and the Company does not conduct redemptions in connection with the initial Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without the Company’s prior consent (the “Excess Shares”). However, the Company would not be restricting the shareholders’ ability to vote all of their shares (including Excess Shares) for or against the initial Business Combination. The shareholders’ inability to redeem the Excess Shares will reduce their influence over the ability to complete the initial Business Combination, and such shareholders could suffer a material loss in their investment if they sell such Excess Shares on the open market. Additionally, such shareholders will not receive redemption distributions with respect to the Excess Shares if the Company completes the initial Business Combination. As a result, such shareholders will continue to hold that number of shares exceeding 15% and, in order to dispose such shares would be required to sell their shares in open-market transactions, potentially at a loss.

The Sponsor, Anchor Investors (as defined below in Note 5) and management team have agreed to (i) waive their redemption rights with respect to any Founder Shares and, solely with respect to the Sponsor and management team, Public Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and, solely with respect to the Sponsor and management team, Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within the Combination Period (as defined below). However, if the Sponsor or Anchor Investors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

The Anchor Investors are not required to (i) hold any Units, Class A ordinary shares or warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of the

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of the Business Combination. The Anchor Investors have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares.

The Amended and Restated Memorandum and Articles of Association provides that the Company will have only 18 months from the closing of Initial Public Offering (or 21 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle, or definitive agreement for an initial Business Combination within 18 months from the closing of the Initial Public Offering, but has not completed an initial Business Combination within such 18-month period) (the “Combination Period”) to complete an initial Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period or during any extension period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii) to the obligations under Cayman Islands law to provide for claims of creditors and the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the Combination Period.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Going Concern

As of September 30, 2022, the Company had $798,833 in cash held outside of the Trust Account and a working capital surplus of $648,657. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 29, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

Investments Held in Trust Account

As of September 30, 2022, the assets held in the Trust Account were held in money market funds. As of December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $1,372,737 as of September 30, 2022.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$263,776,600
Less:
Proceeds allocated to Public Warrants	(13,056,942)
Issuance costs allocated to Class A ordinary shares	(32,606,933)
Plus:
Accretion of carrying value to redemption value	45,663,875
Class A ordinary shares subject to possible redemption as of December 31, 2021	263,776,600
Plus:
Accretion of carrying value to redemption value	1,372,737
Class A ordinary shares subject to possible redemption as of September 30, 2022	$265,149,337

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering (“SAB Topic 5A”). Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $34,696,193 as a result of the Initial Public Offering (consisting of a $5,275,532 underwriting discount, $9,232,181 of deferred underwriting fees, $19,381,703 of Anchor Investor offering costs, $1,334,330 of other offering costs, partially offset by $527,553 in reimbursements of offering expenses by the underwriters). The Company recorded $32,606,933 of offering costs as a reduction of temporary equity in connection with the Public Shares. The Company immediately expensed $2,089,260 of offering costs in connection with the Public Warrants (as defined in Note 3) and the Private Placement Warrants that were classified as liabilities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

							For the Period from
							February 10, 2021
	Three Months Ended		Three Months Ended		Nine Months Ended		(Inception) Through
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$794,453	$198,613	$—	$(30,124)	$7,968,653	$1,992,163	$—	$(60,887)
Denominator:
Basic and diluted weighted average shares outstanding	26,377,660	6,594,415	—	6,250,000	26,377,660	6,594,415	—	7,375,539
Basic and diluted net income (loss) per share	$0.03	$0.03	$—	$(0.01)	$0.30	$0.30	$—	$(0.01)

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,150,000 warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,150,000. Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 275,532 Over-Allotment Warrants at a purchase price of $1.00 per warrant in a private placement to the Sponsor, generating gross proceeds of $275,532, for an aggregate total of $8,425,532 in gross proceeds from the sale of the Private Placement Warrants and Over-Allotment Warrants. Each Private Placement Warrant and Over-Allotment Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants and Over-Allotment Warrants were added to the net proceeds from the Initial Public Offering and the Over-Allotment Units held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants and Over-Allotment Warrants that are included in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants and Over-Allotment Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 18, 2021, the Sponsor was issued 8,625,000 Class B ordinary shares (the “Founder Shares”) for an aggregate of $25,000 paid to cover certain expenses on behalf of the Company. In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Founder Shares included an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor and its permitted transferees would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 344,415 Class B ordinary shares were no longer subject to forfeiture, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021, the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited.

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

A total of eleven Anchor Investors (the “Anchor Investors,” representing both the Original Anchor Investors and the Additional Anchor Investors, as such terms are defined below) purchased Units in the Initial Public Offering at the offering price of $10.00 per Unit. Pursuant to such Units, the Anchor Investors have not been granted any shareholder or other rights in addition to those afforded to the Company’s other Public Shareholders.

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

Forward Purchase Agreement

In September 2021, the Company amended and restated the forward purchase agreement pursuant to which EWI Capital SPAC I LLC, an affiliate of the Company’s Chief Executive Officer and a member of the Sponsor (“EWI” or the “forward purchase investor”) has subscribed to purchase from the Company 2,000,000 units (the “forward purchase units”), with each unit consisting of one Class A ordinary share, par value of $0.0001 per share, (the “forward purchase shares”) and one-half of one redeemable warrant (the “forward purchase warrants”), for $10.00 per unit, or $20,000,000, in a private placement to close substantially concurrently with the closing of a Business Combination. The terms of the forward purchase units will be identical to the terms of the Units being offered in the Initial Public Offering, except that the forward purchase securities will have certain registration rights as described below and the forward purchase warrants will be the same as the Private Placement Warrants.

The Company will determine in its sole discretion the specific number of forward purchase units (up to 2,000,000) that it will sell to the forward purchase investor, if any, and the obligation of the forward purchase investor to purchase the forward purchase units is subject to the approval of the forward purchase investor’s manager following notice to the forward purchase investor that the Company intends to enter into an agreement for a Business Combination.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

On October 28, 2021, in connection with the Initial Public Offering, the Company entered into an agreement with EWI to pay a total of $30,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $180,000 and $360,000 of expenses under this agreement, respectively. For the three and nine months ended September 30, 2022, the Company paid $150,000 and $240,000 of expenses under this agreement, respectively. As of September 30, 2022, $30,000 related to this agreement is recorded in accrued expenses - related party on the condensed balance sheet. There were no expenses incurred under this agreement for the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021, and no amounts were recorded in accrued expenses - related party on the balance sheet as of December 31, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of September 30, 2022 or December 31, 2021.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Over-Allotment Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, the Over-Allotment Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Pursuant to the forward purchase agreement with EWI, the Company has agreed that the forward purchase securities will be entitled to registration rights pursuant to the registration rights agreement.

Underwritering Agreement

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments. On November 12, 2021, the underwriters partially exercised the over-allotment option and on November 17, 2021 purchased an additional 1,377,660 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $13,776,600 to the Company.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. WARRANTS

As of September 30, 2022 and December 31, 2021, there were 13,188,830 Public Warrants and 8,425,532 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless holders purchase at least two Units, they will not be able to receive or trade a whole warrant. The warrants will expire five years after the date on which they first become exercisable, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, excluding forward purchase units, for capital raising purposes in connection with the closing of the initial Business Combination (excluding any forward purchase units) at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or their affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance, the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 10 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination, or, such price, the Market Value, is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 26,377,660 Class A ordinary shares issued and outstanding, of which 26,377,660 Class A ordinary shares are subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 6,594,415 Class B ordinary shares issued and outstanding. On November 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 344,415 Class B ordinary shares were no longer subject to forfeiture, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
Money market funds	$265,249,337	$265,249,337	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$200,341	$—	$—	$200,341

Warrant liability – Public Warrants	$1,582,660	$1,582,660	$—	$—
Warrant liability – Private Placement Warrants	1,011,065	—	—	1,011,065
Warrant Liabilities	$2,593,725	$1,582,660	$—	$1,011,065

December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$263,773,700	$263,773,700	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$437,800	$—	$—	$437,800

Warrant liability – Public Warrants	$7,385,745	$7,385,745	$—	$—
Warrant liability – Private Placement Warrants	$4,718,298	$—	$—	$4,718,298
Warrant Liabilities	$12,104,043	$7,385,745	$—	$4,718,298

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker PEGRW. The quoted price of the Public Warrants was $0.12 and $0.56 per warrant as of September 30, 2022 and December 31, 2021, respectively.

The Company utilized a Black-Scholes Option Pricing Model to value the Private Placement Warrants as of September 30, 2022 and December 31, 2021, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

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

The following table provides the significant inputs for the initial fair value of the Public Warrants:

At November 2,
2021 (Initial
Measurement)
Stock price	$10.00
Exercise price	$11.50
Dividend yield	—%
Expected term (in years)	6.00
Volatility	16.3%
Risk-free rate	0.93%
Fair value	$0.99

The following table provides the significant inputs for the fair value of the Private Placement Warrants:

	At September 30,	At December 31,
	2022	2021
Stock price	$9.84	$9.90
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.59	6.00
Volatility	9.5%	8.7%
Risk-free rate	4.03%	1.35%
Fair value	$0.12	$0.56

The following table provides the significant inputs to the model for the fair value of the forward purchase agreement:

	At September 30,	At December 31,
	2022	2021
Fair value of unit	$9.88	$10.18
Unit forward price	$10.00	$10.00
Time to Business Combination (in years)	0.59	1.00
Risk-free rate	3.94%	0.39%
Discount factor	97.70%	99.60%
Fair value - derivative liability	$0.100	$0.219

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of February 10, 2021 (inception)	$—
Initial measurement of Public Warrants, Private Placement Warrants, and forward purchase agreement as of November 2, 2021	20,536,200
Initial measurement of Public Warrants and Private Placement Warrants upon exercise of over-allotment on November 17, 2021	957,474
Change in fair value	(8,951,831)
Transfer of Public Warrants to Level 1 measurement	(7,385,745)
Fair value as of December 31, 2021	5,156,098
Change in fair value	(408,850)
Fair value as of March 31, 2022	4,747,248
Change in fair value	(3,504,591)
Fair value as of June 30, 2022	$1,242,657
Change in fair value	(31,251)
Fair value as of September 30, 2022	$1,211,406

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $432,286 and $9,510,318 in the statement of operations for the three and nine months ended September 30, 2022, respectively. The Company did not recognize a gain or loss in connection with changes in the fair value of these instruments for the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021. The Company recognized a loss in connection with changes in the fair value of derivative liability - forward purchase agreement of $137,259 in the statement of operations for the three months ended September 30, 2022. The Company recognized a gain in connection with changes in the fair value of derivative liability - forward purchase agreement of $237,459 in the statement of operations for the nine months ended September 30, 2022. The Company did not recognize a gain or loss in connection with changes in the fair value of these instruments for the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021.

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

On November 2, 2021, the Company consummated its initial public offering (the “Initial Public Offering”) of 25,000,000 units at $10.00 per unit (each, a “Unit”). Each Unit consists of one Class A ordinary share (the “Public Shares”) and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On November 17, 2021 the underwriters of the Initial Public Offering purchased an additional 1,377,660 units, due to a partial exercise of their over-allotment option, generating gross proceeds of $13,776,600.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 10, 2021 (inception) have been organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account (the “Trust Account”). Our expenses have increased substantially after the closing of our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $993,066, which resulted from gains on the change in fair value of warrant liabilities of $432,286 and interest and dividend income on investments held in Trust Account of $1,160,124, offset in part by the loss on the change in fair value of the forward purchase agreement of $137,259, and operating costs of $462,085.

For the three months ended September 30, 2021, we had a net loss of $30,124, which resulted entirely from operating and formation costs.

For the nine months ended September 30, 2022, we had net income of $9,960,816, which resulted from gains on the change in fair value of warrant liabilities of $9,510,318, interest and dividend income on investments held in Trust Account of $1,472,737, gains on the change in fair value of the forward purchase agreement of $237,459, and unrealized gains on investments held in the Trust Account of $2,900, offset in part by operating costs of $1,262,598.

For the period from February 10, 2021 (inception) through September 30, 2021, we had a net loss of $60,887, which resulted entirely from operating and formation costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of founder shares by our Sponsor, for $25,000 and loans from our Sponsor.

As of September 30, 2022, we had $798,833 in cash and working capital of $648,657.

On November 2, 2021, we consummated our Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. On November 12, 2021, the underwriters of the Initial Public Offering partially exercised their over-allotment option and on November 17, 2021, purchased an additional 1,377,660 Units (the “Over-Allotment Units”), generating gross proceeds of $13,776,600.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,150,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to our Sponsor, generating gross proceeds of $8,150,000.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 275,532 additional Private Placement Warrants (the “Over-Allotment Warrants”) at a price of $1.00 per warrant in a private placement to our Sponsor, generating gross proceeds of $275,532.

A total of $263,776,600 of the proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment Units, the Over-Allotment Warrants and the Private Placement Warrants were placed in the Trust Account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For the nine months ended September 30, 2022, net cash used in operating activities was $695,100, which was due to gains on the change in the fair value of warrant liabilities of $9,510,318, gains on the change in fair value of the forward purchase agreement of $237,459, interest and dividend income on investments held in Trust Account of $1,472,737, and unrealized gains on investments held in Trust Account of $2,900, partially offset by our net income of $9,960,816 and changes in operating assets and liabilities of $567,498.

For the period from February 10, 2021 (inception) through September 30, 2021, net cash used in operating activities was $0, which was due to our net loss of $60,887, which was offset by payments of operating costs through promissory note - related party of $45,500, adjustments for the formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $7,866 and changes in accounts payable of $7,521.

There were no cash flows from investing activities for the nine months ended September 30, 2022 and for the period from February 10, 2021 (inception) through September 30, 2021.

There were no cash flows from financing activities for the nine months ended September 30, 2022 and for the period from February 10, 2021 (inception) through September 30, 2021.

As of September 30, 2022, we had marketable securities held in the Trust Account of $265,249,337 consisting of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury.

As of September 30, 2022, we had cash of $798,833 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the unaudited condensed financial statements are issued. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $1,372,737 as of September 30, 2022.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the net income (loss) per share calculation allocates income and losses shared pro rata between Class A ordinary shares and Class B ordinary shares (“Founder Shares”). As a result, the calculated net income (loss) per share is the same for Class A ordinary shares and Founder Shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option and private placement to purchase an aggregate of 21,614,362 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share is the same as basic income per share for the periods presented.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

Office Space and Administrative Support

We have an agreement to pay EWI a monthly fee of $30,000 for office space and administrative support. We began incurring these fees on October 28, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination or our liquidation.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (the “Working Capital Loans”) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a business combination. The Company bears the expenses incurred in connection with the filing of any such registration statements. Pursuant to the forward purchase agreement with EWI, we have agreed that the forward purchase securities will be entitled to registration rights pursuant to the registration rights agreement.

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

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022 and our Form 10-Q for the period ended March 31, 2022 filed with the SEC on May 16, 2022.

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

Project Energy Reimagined Acquisition Corp.

Date: November 21, 2022	By:	/s/ Srinath Narayanan
	Name:	Srinath Narayanan
	Title:	Chief Executive Officer and Director

Project Energy Reimagined Acquisition Corp.

Date: November 21, 2022	By:	/s/ Prakash Ramachandran
	Name:	Prakash Ramachandran
	Title:	Chief Financial Officer