Form 10-K
period 2022-12-31
Project Energy Reimagined Acquisition Corp.
filed 2023-04-07
CIK 1847241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

1285 Camino Real, Suite 200 Menlo Park, California 94025 (Address of principal executive offices and zip code)
(260) 515-9113
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Auditor Firm ID:	Auditor Name:	Auditor Location:
688	Marcum, LLP	Houston, TX, USA

The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2022, as reported on the Nasdaq Stock Market was $256,918,408.

As of March 30, 2023, there were 26,377,660 Class A ordinary shares, par value $0.0001 per share, and 6,594,415 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Annual Report on Form 10-K for the year ended December 31, 2022

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

Our sponsor, officers and directors own 16.5% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our sponsor’s, officer’s and director’s founder shares, we would need 11,063,340, or 41.94% (assuming all issued and outstanding shares are voted), or 2,820,322, or 10.69% (assuming only the minimum number of shares representing a quorum are voted), of the 26,377,660 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have such initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor, officers and directors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and other pandemic-related events, and the status of debt and equity markets.

Since it was first reported in December 2019, a novel strain of coronavirus, which causes COVID-19, has spread across the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination at all if concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or a target business’s personnel, or vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

As of December 31, 2022, we had cash of $515,534 held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least 18 months following the closing of our initial public offering (or 21 months, as applicable); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

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

Our memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2022, there are 173,622,340 and 13,405,585 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any, or any shares issued upon the sale of the forward purchase units. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our memorandum and articles of association. There are no preference shares issued and outstanding.

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

Upon the closing of our initial public offering, our sponsor invested in us an aggregate of $8,450,532, comprised of the $25,000 purchase price for the founder shares, the $8,150,000 purchase price for the private placement warrants and the $275,532 purchase price for the over-allotment warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 6,594,415 founder shares would have an aggregate implied value of $65,944,150. Even if the trading price of our ordinary shares were as low as $1.29 per share, and the private placement warrants are worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor, certain of our officers and directors and the anchor investors are likely to be able to make a substantial profit on their investment in us at a time when our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

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

Adverse developments affecting the financial services industry could adversely affect our liquidity, financial condition and results of operations, either directly or through adverse impacts on certain of our vendors and customers.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and/or market-wide liquidity problems. These events could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our vendors and customers. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was put into receivership. Since that time, there have been reports of instability at other U.S. banks. Although the Federal Reserve Board, the Department of the Treasury and the FDIC have taken steps to ensure that depositors at Silicon Valley Bank and Signature Bank can access all of their funds, including funds held in uninsured deposit accounts, and have taken additional steps to provide liquidity to other banks, there is no guarantee that, in the event of the closure of other banks or financial institutions in the future, depositors would be able to access uninsured funds or that they would be able to do so in a timely fashion.

To date, we have not experienced any adverse impact to our liquidity, financial condition or results of operations as a result of the events described above. However, failures of other banks or financial institutions may expose us to additional risks, either directly or through the effect on vendors or other third parties, and may lead to significant disruptions to our operations, financial condition and reputation. Moreover, uncertainty remains over liquidity concerns in the broader financial services industry. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $515,534 in cash held outside of the Trust Account and a working capital surplus of $141,303. Further, we have incurred and expect to continue to incur significant costs undertaking in-depth due diligence and negotiating our initial business combination agreement. Our plans to raise capital and to consummate our initial business combination may not be successful. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The financial statements contained in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Proceeds

On October 28, 2021, our registration statement on Form S-l (File No. 333-254695) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 26,377,660 units (including the issuance of 1,377,660 units as a result of the underwriters’ partial exercise of their over-allotment option) at an offering price to the public of $10.00 per unit for an aggregate offering price of $263,776,600, with each unit consisting of one Class A ordinary share and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. J.P Morgan Securities LLC and BofA Securities, Inc. acted as the representatives for the underwriters (the “Underwriters”). The initial public offering did not terminate before all of the securities registered in our registration statement were sold. The Public Offering was consummated on November 2, 2021. The net proceeds from the initial public offering and the sale of the private placement warrants, including the underwriters’ deferred underwriting discounts fee of $9,232,181, are held in the trust account as of December 31, 2022. We paid approximately $5,275,532 in underwriting discounts. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned uses of proceeds from the initial public offering as described in our final prospectus dated October 28, 2021, which was filed with the SEC.

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

For the year ended December 31, 2022, we had net income of $13,274,685, which resulted from gains on the change in fair value of warrant liabilities of $11,239,468, interest and dividend income on investments held in Trust Account of $3,699,187, gains on the change in fair value of the forward purchase agreement of $119,065, and gains on investments held in the Trust Account of $2,900, offset in part by operating costs of $1,785,935.

For the period from February 10, 2021 (inception) through December 31, 2021, we had a net income of $6,418,686, which resulted from a gain on change in the fair value of warrant liabilities of $9,378,431, offset in part by expensed offering costs of $2,089,260, change in fair value of derivative liability—forward purchase agreement of $426,600, operating and formation costs of $440,985, and a loss on investments held in Trust Account of $2,900.

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

For the year ended December 31, 2022, net cash used in operating activities was $978,399, which was primarily due to operational costs paid during the period.

For the period from February 10, 2021 (inception) through December 31, 2021, net cash used in operating activities was $886,922, which was primarily due to operational and formation costs paid during the period.

There were no cash flows from investing activities for the year ended December 31, 2022.

For the period from February 10, 2021 (inception) through December 31, 2021, net cash used in investing activities of $263,776,600 was the result of the amount of net proceeds from the Initial Public Offering and the partial exercise of the over-allotment option being deposited to the Trust Account.

There were no cash flows from financing activities for the year ended December 31, 2022.

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

As of December 31, 2022, we had marketable securities held in the Trust Account of $267,475,787 consisting of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury.

As of December 31, 2022, we had cash of $515,534 held outside the Trust Account and a working capital surplus of $141,303. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the financial statements are issued. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. In addition, the cash held outside the Trust Account is not expected to be sufficient for the Company to operate for the next 12 months from the issuance of the financial statements. The date for mandatory liquidation and subsequent dissolution, and the expected liquidity concerns raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $3,599,187 as of December 31, 2022.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income and losses shared pro rata between Class A ordinary shares and Class B ordinary shares (“Founder Shares”). As a result, the calculated net income per share is the same for Class A ordinary shares and Founder Shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option and private placement to purchase an aggregate of 21,614,362 shares in the calculation of diluted net income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic income per share for the periods presented.

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Annual Report our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. Management did not assess the effectiveness of our internal control over financial reporting at December 31, 2021, due to a transition period established by rules of the SEC for newly public companies. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was effective. Management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Name	Age	Position
Srinath Narayanan	55	Chief Executive Officer and Director
Sanjay Mehta	54	President and Director
Nina Jensen	47	Director
Eric Spiegel	65	Director
Michael Browning	76	Chairman
David Roberts	46	Chief Operating Officer
Prakash Ramachandran	58	Chief Financial Officer
Tim Dummer	57	Head of Business Strategy
Kathy Liu	48	Head of Technology Strategy

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

Mr. Prakash Ramachandran serves as our Chief Financial Officer. He has more than 30 years of corporate finance experience in the United States and Asia. Most recently, he served as Chief Financial Officer of Crownpeak Technology, a SaaS business in the digital experience space, from May 2021 to November 2022. He served as EVP & Chief Financial Officer of Digital Reasoning Systems, Inc., a software company offering AI/cognitive computing applications for financial services and healthcare markets from 2015 until its recent acquisition by Smarsh, Inc in 2021. During his tenure, the company closed two rounds of financing totaling approximately $80 million and completed a strategic acquisition of a healthcare company.

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

Mr. Alberto Recchi

Mr. Recchi serves as an advisor. He previously co-led Galileo Acquisition Corp. (GLEO: NYSE), as Chief Financial Officer and Director, which merged with Shapeways, Inc. in the third quarter of 2021.. Mr. Recchi serves as a director and Chief Financial Officer for Shapeways. He is also a strategic advisor to Americas Technology Acquisition Corp., a Cayman Islands special purpose acquisition company (ATA:NYSE). Mr. Recchi has 20 years of experience in North American and Western European markets corporate and leveraged finance, mergers and acquisitions, and principal investing. In 2019, he founded Ampla Capital, a merchant bank based in New York that focuses on proprietary direct co-investments in growth-oriented SMEs in the North American and Western European markets. Previously, from 2016 to 2019, he was a Managing Director at MC Square Capital, a co-investment platform and cross-border boutique merchant bank based in the US. During the prior 12 years, Mr. Recchi was with Credit Suisse in the Private Banking and Wealth Management Division in London for three years, advising corporate treasury departments, single and multi-family offices, ultra-high net worth individuals across all product offerings, including direct investments, asset management, corporate finance and private wealth management. He spent nine years in their Investment Banking Division, based in both New York and London, as coverage team leader on several US and European private equity accounts, where he advised on all aspects of corporate finance and M&A, representing Financial Sponsors in sell side and buy side mandates. Mr. Recchi holds B.S. and M.S. degrees in Aerospace Engineering from the Polytechnic of Turin, Italy. He earned an M.B.A. from Columbia Business School and holds an M&A Certificate of Mastery issued by the New York Institute of Finance.

Availability of Documents

We filed a copy of our form of Code of Ethics as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021, and our audit committee charter and our compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You may also review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.1

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

1 NTD: Table to updated as additional 13Gs are filed.

In the table below, percentage ownership is based on 26,377,660 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 6,594,415 Class B ordinary shares outstanding as of December 31, 2022. The Class B ordinary shares will be convertible into Class A ordinary shares on a one-for-one basis (subject to adjustment) concurrently with or immediately following the consummation of our initial business combination. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Annual Report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares
	Number of		Number of
	Shares		Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owner	Owned	% of Class	Owned(1)	% of Class
Apollo Capital Management, L.P. (and affiliated entities) (2)	2,475,000	9.38	—	—
Apollo Credit Strategies Master Fund Ltd. (and affiliated entities) (3)	1,747,880	6.63	—	—
Citadel Advisors LLC (and affiliated entities) (4)	2,215,464	8.40%	—	—
D.E. Shaw Valence Portfolios, L.L.C. (and affiliated entities) (5)	1,485,000	5.63%	200,000	*
Atalaya Capital Management LP (and affiliated entities) (6)	1,979,999	7.50	—	—
Cowen Financial Products LLC (7)	1,500,000	5.69	—	—
Radcliffe Capital Management, L.P. (and affiliated entities) (8)	2,357,047	8.94%	200,000	*
Saba Capital Management, L.P. (9)	2,059,428	9.0	—	—
Oasis Management Company Ltd. (10)	1,700,000	6.44	—	—
Millennium Management LLC (11)	1,716,723	6.51	—	—
Smilodon Capital, LLC (our sponsor) (12)	—	—	5,272,698	79.96
Srinath Narayanan (12)	—	—	5,272,698	79.96
Sanjay Mehta	—	—	—	—
Eric Spiegel (13)	—	—	50,000	*
Michael Browning (13)	—	—	50,000	*
Nina Jensen (13)	—	—	50,000	*
David Roberts	—	—	—	—
Tim Dummer	—	—	—	—
Kathy Liu	—	—	—	—
Prakash Ramachandran	—	—	—	—
All officers and directors as a group (9 individuals)	—	—	5,422,698	82.23%

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

(2)

Based on information provided in a Schedule 13G filed with the SEC on February 14, 2023, by Apollo Capital Management, L.P. (“Capital Management”) on behalf of itself and Apollo Capital Management GP, LLC (“Capital Management GP”), Apollo Management Holdings, L.P. (“Management Holdings”) and Apollo Management Holdings GP, LLC (“Management Holdings GP”, and collectively with Capital Management, Capital Management GP, and Management Holdings, the “Reporting Persons”). Each of the Reporting Persons may be deemed to beneficially own 2,475,000 Class A ordinary shares. Capital Management GP serves as the general partner of Capital Management. Management Holdings serves as the sole member and manager of Capital Management GP, and Management Holdings GP serves as the general partner of

Management Holdings. Based on such Schedule 13G, the address for each of the Reporting Persons is 9 W. 57th Street, 43rd Floor, New York, NY 10019.

(3)

Based on information provided in a Schedule 13G filed with the SEC on February 14, 2023 by Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”) on behalf of itself and Apollo ST Fund Management LLC (“Management”), Apollo ST Operating LP (“Operating”), Apollo ST Capital LLC (“Capital”), and ST Management Holdings, LLC (“Holdings”, and collectively with Management, Operating and Capital, the “ST Entities” and together with Credit Strategies, the “Reporting Persons”). Each of the Reporting Persons may be deemed to beneficially own 1,747,880 Class A ordinary shares. Management serves as the investment manager for Credit Strategies. Operating is the sole member of Management. Capital is the general partner of Operating. Holdings is the sole member of Capital. Based on such Schedule 13G, the address for Credit Strategies is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY-9008, Cayman Islands. The principal office of the ST Entities is 9 W. 57th Street, 43rd Floor, New York, NY 10019.

(4)

Based on information provided in a Schedule 13G/A filed with the SEC on February 14, 2023 by Citadel Advisors LLC (“Advisors”) on behalf of itself and Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), and Mr. Kenneth Griffin (collectively, the “Reporting Persons”). Each of CAH and CGP may be deemed to beneficially own 2,130,606 shares. Mr. Kenneth Griffin may be deemed to beneficially own 2,215,464 shares. Advisors is the portfolio manager for Citadel Multi-Strategy Equities Master Fund Ltd. CAH is the sole member of Advisors. CGP is the general partner of CAH. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP. Based on such Schedule 13G, the address for each of the Reporting Persons is 131 S. Dearborn Street, 32nd Floor, Chicago, IL 60603.

(5)

Based on information provided in a Schedule 13G filed with the SEC on February 14 2023 by D.E. Shaw Valence Portfolios, L.L.C. on behalf of itself and D.E. Shaw & Co., L.L.C., D.E. Shaw & Co., L.P., and David E. Shaw. David E. Shaw does not own any shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D.E. Shaw & Co., Inc., which is the general partner of D.E. Shaw & Co., L.P., which in turn is the investment advisor of D.E. Shaw Valence Portfolios, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D.E. Shaw & Co. II, Inc., which is the managing member of D.E. Shaw & Co., L.L.C., which in turn is the manager of D.E. Shaw Valence Portfolios, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 1,485,000 shares. David E. Shaw may be deemed to be the beneficial owner of such shares and disclaims beneficial ownership of such shares. Based on such Schedule 13G, the address for each reporting person is 1166 Avenues of the Americas, 9th Floor, New York, NY 10036.

(6)

Based on information provided in a Schedule 13G/A filed with the SEC on February 14, 2022 by Atalaya Capital Management LP (“ACM”), on behalf of itself and Atalaya Special Purpose Investment Fund II LP (“ASPIF II”); ACM ASOF VII Holdco LP (“ASOF”); and ACM Alameda Special Purpose Investment Fund II LP (“Alameda”). ACM may be deemed the beneficial owners of 1,979,999 shares underlying the Units, including amounts beneficially owned by ASPIF II, ASOF and Alameda. Based on such Schedule 13G/A, the address of ACM, ASPIF II, ASOF, and Alameda is One Rockefeller Plaza, 32nd Floor, New York, NY 10020

(7)

Based on information provided in a Schedule 13G/A filed with the SEC on January 24, 2023. Based on such Schedule 13G, the address of Cowen Financial Products LLC is 599 Lexington Ave., New York, NY 10022.

(8)

Based on information provided in a Schedule 13G filed with the SEC on February 14, 2023 by Radcliffe Capital Management, on behalf of itself and RGC Management Company, LLC; Steven B. Katznelson; Christopher Hinkel; Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC. (collectively, “Radcliffe”). Radcliffe Capital Management, L.P. is the relevant entity for which RGC Management Company, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. Radcliffe SPAC Master Fund, L.P. is the relevant entity for which Radcliffe SPAC GP, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. Such Schedule 13G reports that, as of February 14, 2023, each such person had shared voting power with respect to, and shared power to dispose of, all such shares. Based on such Schedule 13G, the address of Radcliffe Capital Management, L.P. is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(9)

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

(10)

Based on information provided in a Schedule 13G/A filed with the SEC on February 14, 2023 by Oasis Management Company Ltd., on behalf of itself and Seth Fischer. Oasis Management Company Ltd. is the investment manager for the Class A ordinary shares held by certain investment funds managed by Oasis Management (the “Oasis Funds”). Seth Fischer is responsible or the supervision and conduct of all investment activities of Oasis Management Company Ltd., including all investment decisions with respect to the assets of the Oasis Funds. Based on such Schedule 13G/A, the address of Oasis Management Company Ltd. is Ugland House, P.O. Box 309 Grand Cayman, KY1-110, Cayman Islands and the address of Seth Fischer is c/o Oasis Compliance, Oasis Management (Hong Kong), 21st Floor, Man Yee Building, 68 Des Voeux Road, Central, Hong Kong.

(11)

Based on information provided in a Schedule 13G filed with the SEC on January 20, 2023 by Millennium Management LLC on behalf of itself, Millennium Group Management LLC and Israel Englander. Millennium Group Management LLC is the managing member of Millennium Management LLC and Mr. Englander is the sole voting trustee of the managing member of Millennium Group Management LLC. Based on such Schedule 13G, the address of each reporting person is 399 Park Avenue, New York, NY 10022.

(12)

Smilodon Capital, LLC is the record holder of the shares reported herein. Admit Capital, LLC is the managing member of our sponsor. Mr. Narayanan is the managing member of Admit Capital, LLC, and may be deemed to share beneficial ownership of such shares. Mr. Narayanan disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(13)	Each of such persons holds an indirect interest in founder shares through Smilodon Capital, LLC. The business address of each individual is 3 Lagoon Drive, Suite 170, Redwood City, CA 94065.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our periodic reports for the respective periods and other required filings with the SEC for the period for the years ended December 31, 2022 and 2021 totaled approximately $72,100 and $110,479, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022.

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

4.5

Description of Securities. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-40972) filed with the SEC on March 29, 2022).

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

10.6

Forward Purchase Agreement between the Registrant and EWI Capital SPAC I LLC. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-254695) filed with the SEC on September 29, 2021).

14.1

Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-40972) filed with the SEC on March 29, 2022).

24.1	Power of Attorney (included on signature page hereto).
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

Project Energy Reimagined Acquisition Corp.

Date: April 6, 2023	By:	/s/ Srinath Narayanan
	Name:	Srinath Narayanan
	Title:	Chief Executive Officer

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

Name	Position	Date

/s/ Srinath Narayanan	Chief Executive Officer	April 6, 2023
Srinath Narayanan	(Principal Executive Officer), Director

/s/ Prakash Ramachandran	Chief Financial Officer	April 6, 2023
Prakash Ramachandran	(Principal Financial and Principal Accounting Officer), Director

/s/ Sanjay Mehta	President and Director	April 6, 2023
Sanjay Mehta

/s/ Michael Browning	Director	April 6, 2023
Michael Browning

/s/ Eric Spiegel	Director	April 6, 2023
Eric Spiegel

/s/ Nina Jensen	Director	April 6, 2023
Nina Jensen

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Project Energy Reimagined Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Project Energy Reimagined Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company may need to raise additional funds to meet its obligations and sustain its operations and will be required to liquidate and dissolve if it does not consummate an initial business combination by May 2, 2023. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, TX

April 6, 2023

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash	$515,534	$1,493,933
Prepaid expenses	226,094	387,639
Total current assets	741,628	1,881,572
Prepaid insurance - noncurrent	—	226,097
Investments held in trust account	267,475,787	263,773,700
Total Assets	$268,217,415	$265,881,369

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$97,919	$89,077
Accrued expenses	437,406	78,722
Accrued offering costs	—	12,632
Accrued expenses - related party	65,000	—
Total current liabilities	600,325	180,431
Warrant liabilities	864,575	12,104,043
Derivative liability - forward purchase agreement	318,735	437,800
Deferred underwriting fee payable	9,232,181	9,232,181
Total Liabilities	11,015,816	21,954,455

Commitments (Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 26,377,660 shares at redemption value	267,375,787	263,776,600

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,377,660 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,594,415 shares issued and outstanding	660	660
Additional paid-in capital	—	—
Accumulated deficit	(10,174,848)	(19,850,346)
Total Shareholders’ Deficit	(10,174,188)	(19,849,686)
Total Liabilities and Shareholders’ Deficit	$268,217,415	$265,881,369

The accompanying notes are an integral part of these financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the period
		from February
		10, 2021
	For the Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Operating and formation costs	$1,785,935	$440,985
Loss from operations	(1,785,935)	(440,985)
Gain (loss) on investments held in Trust Account	2,900	(2,900)
Interest and dividend income on investments held in Trust Account	3,699,187	—
Gain (loss) on change in fair value of derivative liability - forward purchase agreement	119,065	(426,600)
Expensed offering costs	—	(2,089,260)
Gain on change in fair value of warrant liabilities	11,239,468	9,378,431
Net income	$13,274,685	$6,418,686

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,377,660	4,739,558
Basic and diluted net income per share, Class A ordinary shares	$0.40	$0.59
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	6,594,415	6,145,043
Basic and diluted net income per share, Class B ordinary shares	$0.40	$0.59
(1)	For the period from February 10, 2021 through December 31, 2021, the weighted average shares outstanding includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The underwriters partially exercised their over-allotment option on November 17, 2021, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021, the remaining over-allotment option expired and 593,085 Class B ordinary shares were forfeited (see Notes 3 and 6).

The accompanying notes are an integral part of these financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares
	Class A		Class B
					Additional		Total
					Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	6,594,415	$660	$—	$(19,850,346)	$(19,849,686)
Remeasurement of ordinary shares subject to redemption to redemption value	—	—	—	—	—	(3,599,187)	(3,599,187)
Net income	—	—	—	—	—	13,274,685	13,274,685
Balance at December 31, 2022	—	$—	6,594,415	$660	$—	$(10,174,848)	$(10,174,188)

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares
	Class A		Class B
					Additional		Total
					Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at February 10, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Record fair value of initial derivative liability - forward purchase agreement	—	—	—	—	(11,200)	—	(11,200)
Excess of fair value of Founders Shares transferred to Anchor Investors over the aggregate purchase price	—	—	—	—	19,381,703	—	19,381,703
Forfeiture of Class B ordinary shares	—	—	(593,085)	(59)	—	59	—
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	(19,394,784)	(26,269,091)	(45,663,875)
Net income	—	—	—	—	—	6,418,686	6,418,686
Balance at December 31, 2021	—	$—	6,594,415	$660	$—	$(19,850,346)	$(19,849,686)
(1)	Includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). The underwriters partially exercised their over-allotment option on November 17, 2021, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021, the remaining over-allotment option expired and 593,085 Class B ordinary shares were forfeited (see Notes 3 and 6).

The accompanying notes are an integral part of these financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

STATEMENT OF CASH FLOWS

		For the Period
		from
		February 10,
	For the	2021
	Year Ended	(Inception) Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$13,274,685	$6,418,686
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	—	2,089,260
(Gain) loss on investments held in Trust Account	(2,900)	2,900
Interest and dividend income on investments held in Trust Account	(3,699,187)	—
(Gain) loss on the change in fair value of derivative liability - forward purchase agreement	(119,065)	426,600
Gain on the change in fair value of warrant liabilities	(11,239,468)	(9,378,431)
Changes in operating assets and liabilities:
Prepaid expenses	387,642	(613,736)
Accounts payable	8,842	89,077
Accrued expenses	358,684	78,722
Accrued offering costs	(12,632)	—
Accrued expenses - related party	65,000	—
Net cash used in operating activities	(978,399)	(886,922)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(263,776,600)
Net cash used in investing activities	—	(263,776,600)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to sponsor	—	25,000
Proceeds from issuance of promissory note to related party	—	298,629
Repayment of promissory note	—	(298,629)
Proceeds from initial public offering, net of underwriter’s discount paid	—	258,501,068
Proceeds from sale of private placement warrants	—	8,425,532
Reimbursement of offering costs	—	527,553
Offering costs paid	—	(1,321,698)
Net cash provided by financing activities	—	266,157,455

Net Change in Cash	(978,399)	1,493,933
Cash - Beginning of period	1,493,933	—
Cash - End of period	$515,534	$1,493,933

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$9,232,181
Initial classification of derivative liability - forward purchase agreement	$—	$11,200
Remeasurement of Class A ordinary shares to redemption amount	$3,599,187	$45,663,875
Excess of fair value of Founders Shares transferred to Anchor Investors over the aggregate purchase price	$—	$19,381,703
Forfeiture of Class B ordinary shares	$—	$59
Accrued offering costs included in shares subject to possible redemption	$—	$12,632

The accompanying notes are an integral part of these financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Project Energy Reimagined Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on February 10, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the preparation of its initial public offering (“Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a target for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend income, interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the sales of the Over-Allotment Units and Over-Allotment Warrants, an amount of $263,776,600 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below); and (iii) absent an initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the holders of the Public Shares (the “Public Shareholders”) as part of the redemption of the Public Shares. If the Company is unable to complete the initial Business Combination, the Company’s Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and the warrants will expire worthless.

The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Sponsor, Anchor Investors (as defined below in Note 5) and management team have agreed to (i) waive their redemption rights with respect to any Founder Shares and, solely with respect to the Sponsor and management team, Public Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and, solely with respect to the Sponsor and management team, Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within the Combination Period (as defined below). However, if the Sponsor or Anchor Investors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Liquidity and Going Concern

As of December 31, 2022, the Company had $515,534 in cash held outside of the Trust Account and a working capital surplus of $141,303. The cash held outside the Trust Account is not expected to be sufficient for the Company to operate for the next 12 months from the issuance of the financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by May 2, 2023 (which period can be extended to (i) August 2, 2023 if an agreement in principle for a Business Combination is in place as of May 2, 2023 or (ii) any extended period of time that the Company may have to consummate a Business Combination as a result of an amendment to the Amended and Restated Memorandum and Articles of Association), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution, and the expected liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 or December 31, 2021.

Investments Held in Trust Account

As of December 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which were invested in U.S. Treasury securities, and U.S. Treasury securities, respectively. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Any gain and loss resulting from the change in fair value of these securities is included in gain (loss) on investments held in Trust Account in the accompanying statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $3,599,187 as of December 31, 2022.

As of December 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$263,776,600
Less:
Proceeds allocated to Public Warrants	(13,056,942)
Issuance costs allocated to Class A ordinary shares	(32,606,933)
Plus:
Remeasurement of carrying value to redemption value	45,663,875
Class A ordinary shares subject to possible redemption as of December 31, 2021	263,776,600
Plus:
Remeasurement of carrying value to redemption value	3,599,187
Class A ordinary shares subject to possible redemption as of December 31, 2022	$267,375,787

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 21,614,362 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended		For the Period from February 10, 2021
	December 31, 2022		(Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Net income	$10,619,748	$2,654,937	$2,794,933	$3,623,753
Denominator:
Basic and diluted weighted average shares outstanding	26,377,660	6,594,415	4,739,558	6,145,043
Basic and diluted net income per share	$0.40	$0.40	$0.59	$0.59

The calculation of basic and diluted net income per share includes the option of issuing up to 937,500 Class B ordinary shares, which were subject to forfeiture if the underwriters did not fully or partially exercise their over-allotment option (as noted in Note 5). On November 17, 2021, the underwriters partially exercised the option, resulting in 593,085 Class B ordinary shares being subject to forfeiture. However, when the remaining over-allotment option expired on December 12, 2021, these shares were forfeited (as detailed in Notes 3 and 6).

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

Derivative Financial Instruments

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The forward purchase agreement is accounted for as a derivative instrument in accordance with ASC 815 and is presented as a derivative forward purchase agreement liability on the balance sheet. The Company shall issue and sell up to 2,000,000 forward purchase units at a purchase price of $10.00 per unit, for an aggregate purchase price of up to $20,000,000. The amounts actually sold shall be determined solely by the Company and is not obligated to issue or sell any forward purchase units. The forward purchase agreement was measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the statement of operations. See Note 5 for additional information on the forward purchase agreement.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,150,000 warrants at a price of $1.00 per Private Placement Warrant , generating gross proceeds of $8,150,000. Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 275,532 Over-Allotment Warrants at a purchase price of $1.00 per warrant in a private placement to the Sponsor, generating gross proceeds of $275,532, for an aggregate total of $8,425,532 in gross proceeds from the sale of the Private Placement Warrants and Over-Allotment Warrants. Each Private Placement Warrant and Over-Allotment Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants and Over-Allotment Warrants were added to the net proceeds from the Initial Public Offering and the Over-Allotment Units held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants and Over-Allotment Warrants that are included in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants and Over-Allotment Warrants will expire worthless.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 18, 2021, the Sponsor was issued 8,625,000 Class B ordinary shares (the “Founder Shares”) for an aggregate of $25,000 paid to cover certain expenses on behalf of the Company. In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Founder Shares included an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor and its permitted transferees would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 344,415, Class B ordinary shares were no longer subject to forfeiture, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Forward Purchase Agreement

In September 2021, the Company amended and restated the forward purchase agreement pursuant to which EWI Capital SPAC I LLC , an affiliate of the Company’s Chief Executive Officer and a member of the Sponsor (“EWI” or the “forward purchase investor”) has subscribed to purchase from the Company 2,000,000 units (the “forward purchase units”), with each unit consisting of one Class A ordinary share, par value of $0.0001 per share, (the “forward purchase shares”) and one-half of one redeemable warrant (the “forward purchase warrants”), for $10.00 per unit, or $20,000,000, in a private placement to close substantially concurrently with the closing of a Business Combination. The terms of the forward purchase units will be identical to the terms of the Units being offered in the Initial Public Offering, except that the forward purchase securities will have certain registration rights as described below and the forward purchase warrants will be the same as the Private Placement Warrants.

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

Administrative Support Agreement

On October 28, 2021, in connection with the Initial Public Offering, the Company entered into an agreement with EWI Capital SPAC I LLC, an entity owned by an affiliate of the Sponsor, to pay a total of $30,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021, the Company incurred $360,000 and $60,000 of expenses under this agreement , respectively. For the year ended December 31, 2022 and December 31, 2021, the Company paid $295,000 and $60,000 of expenses under this agreement, respectively. As of December 31, 2022 and December 31, 2021, $65,000 and $0 remain unpaid and are recorded in Accrued expenses - related party, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of December 31, 2022 or December 31, 2021.

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

NOTE 7. WARRANTS

As of December 31, 2022 and December 31, 2021, there were 13,188,830 Public Warrants and 8,425,532 Private Placement Warrants outstanding.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, excluding forward purchase units, for capital raising purposes in connection with the closing of the initial Business Combination (excluding any forward purchase units) at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or their affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance, or the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 10 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination, or, such price, the Market Value, is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares of $0.0001, par value. As of December 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 26,377,660 Class A ordinary shares issued and outstanding, of which 26,377,660 Class A ordinary shares are subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 6,594,415 Class B ordinary shares issued and outstanding. On November 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 344,415 Class B ordinary shares were no longer subject to forfeiture, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money market funds	$267,475,787	$267,475,787	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$318,735	$—	$—	$318,735

Warrant liability – Public Warrants	$527,553	$527,553	$—	$—
Warrant liability – Private Placement Warrants	337,022	—	337,022	—
Warrant Liabilities	$864,575	$527,553	$337,022	$—

December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$263,773,700	$263,773,700	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$437,800	$—	$—	$437,800

Warrant liability – Public Warrants	$7,385,745	$7,385,745	$—	$—
Warrant liability – Private Placement Warrants	$4,718,298	$—	$—	$4,718,298
Warrant Liabilities	$12,104,043	$7,385,745	$—	$4,718,298

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker PEGRW. The quoted price of the Public Warrants was $0.04 and $0.56 per warrant as of December 31, 2022 and December 31, 2021, respectively.

The Company utilized a Black-Scholes model for the initial valuation of the Private Placement Warrants and the subsequent measurement of the Private Placement Warrants as of December 31, 2021. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The Company estimates the volatility of its ordinary shares based on a back-solve lattice model which adjusts the trading price of the Public Warrants for the estimated probability of completing the initial Business Combination. However, since the back-solve lattice model did not produce a meaningful volatility for the Private Placement Warrants as of December 31, 2022, the fair value of the Private Placement Warrants were set equal to the fair value of the Public Warrants. The fair value of the Private Placement Warrants was $0.04 and $0.56 per warrant as of December 31, 2022 and 2021, respectively.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants in the table above transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2021 when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement as of December 31, 2022 due to the use of an observable market quote for a similar asset in an active market.

The following table provides the significant inputs for the initial fair value of the Public Warrants:

At November 2,
2021 (Initial
Measurement)
Stock price	$10.00
Exercise price	$11.50
Dividend yield	—%
Expected term (in years)	6.00
Volatility	16.3%
Risk-free rate	0.93%
Fair value	$0.99

The following table provides the significant inputs for the fair value of the Private Placement Warrants:

		At November 2,
	At December 31,	2021 (Initial
	2021	Measurement)
Stock price	$9.90	$10.00
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	6.00	6.00
Volatility	8.7%	16.3%
Risk-free rate	1.35%	0.93%
Fair value	$0.56	$1.00

The following table provides the significant inputs to the model for the fair value of the forward purchase agreement:

	At December 31,	At December 31,
	2022	2021
Fair value of unit	$10.01	$10.18
Unit forward price	$10.00	$10.00
Time to Business Combination (in years)	0.34	1.00
Risk-free rate	4.54%	0.39%
Discount factor	98.50%	99.60%
Fair value - derivative liability	$0.159	$0.219

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of February 10, 2021 (inception)	$—
Initial measurement of Public Warrants, Private Placement Warrants, and forward purchase agreement as of November 2, 2021	20,536,200
Initial measurement of Public Warrants and Private Placement Warrants upon exercise of over-allotment on November 17, 2021	957,474
Change in fair value	(8,951,831)
Transfer of Public Warrants to Level 1 measurement	(7,385,745)
Fair value as of December 31, 2021	5,156,098
Change in fair value	(4,500,341)
Transfer of Private Placement Warrants to Level 2 measurement	(337,022)
Fair value as of December 31, 2022	$318,735

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $11,239,468 and $9,378,431 in the statement of operations for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021, respectively. The Company recognized a gain in connection with changes in the fair value of derivative liability - forward purchase agreement of $119,065 in the statement of operations for the year ended December 31, 2022. The Company recognized a loss in connection with changes in the fair value of derivative liability - forward purchase agreement of $426,600 in the statement of operations for the period from February 10, 2021 (inception) through December 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.