Form 10-Q
period 2023-03-31
Project Energy Reimagined Acquisition Corp.
filed 2023-05-22
CIK 1847241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40972

PROJECT ENERGY REIMAGINED ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1582574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

, California
1285 El Camino Real, Suite 200 Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(260) 515-9113

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	PEGRU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	PEGR	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	PEGRW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 22, 2023, there were 26,377,660 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 6,594,415 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash	$101,329	$515,534
Prepaid expenses and other current assets	280,285	226,094
Total current assets	381,614	741,628
Investments held in trust account	270,319,319	267,475,787
Total Assets	$270,700,933	$268,217,415

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$234,744	$97,919
Accrued expenses	485,348	437,406
Accrued expenses - related party	125,000	65,000
Total current liabilities	845,092	600,325
Warrant liabilities	1,513,006	864,575
Derivative liability - forward purchase agreement	482,223	318,735
Deferred underwriting fee payable	9,232,181	9,232,181
Total Liabilities	12,072,502	11,015,816
Commitments (Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 26,377,660 shares at redemption value	270,219,319	267,375,787

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,377,660 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,594,415 shares issued and outstanding	660	660
Additional paid-in capital	—	—
Accumulated deficit	(11,591,548)	(10,174,848)
Total Shareholders’ Deficit	(11,590,888)	(10,174,188)
Total Liabilities and Shareholders’ Deficit	$270,700,933	$268,217,415

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Operating and formation costs	$604,781	$440,930
Loss from operations	(604,781)	(440,930)
Gain (loss) on investments held in Trust Account	—	26,384
Interest and dividend income on investments held in Trust Account	2,843,532	—
(Loss) gain on change in fair value of derivative liability - forward purchase agreement	(163,488)	324,595
(Loss) gain on change in fair value of warrant liabilities	(648,431)	216,144
Net income	$1,426,832	$126,193

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,377,660	26,377,660
Basic and diluted net income per share, Class A ordinary shares	$0.04	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,594,415	6,594,415
Basic and diluted net income per share, Class B ordinary shares	$0.04	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	—	$—	6,594,415	$660	$—	$(10,174,848)	$(10,174,188)
Remeasurement of ordinary shares subject to redemption, to redemption value	—	—	—	—	—	(2,843,532)	(2,843,532)
Net income	—	—	—	—	—	1,426,832	1,426,832
Balance at March 31, 2023	—	$—	6,594,415	$660	$—	$(11,591,548)	$(11,590,888)

THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	6,594,415	$660	$—	$(19,850,346)	$(19,849,686)
Net income	—	—	—	—	—	126,193	126,193
Balance at March 31, 2022	—	$—	6,594,415	$660	$—	$(19,724,153)	$(19,723,493)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,426,832	$126,193
Adjustments to reconcile net income to net cash used in operating activities:
Gain on investments held in Trust Account	—	(26,384)
Interest and dividend income on investments held in Trust Account	(2,843,532)	—
Loss (gain) on the change in fair value of derivative liability - forward purchase agreement	163,488	(324,595)
Loss (gain) on the change in fair value of warrant liabilities	648,431	(216,144)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(54,191)	54,237
Accounts payable	136,825	76,028
Accrued expenses	47,942	—
Accrued expenses - related party	60,000	30,000
Net cash used in operating activities	(414,205)	(280,665)

Net Change in Cash	(414,205)	(280,665)
Cash — Beginning of period	515,534	1,493,933
Cash — End of period	$101,329	$1,213,268

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$2,843,532	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the three months ended March 31, 2023 and 2022 relates to the Company’s formation and the preparation of its initial public offering (“Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a target for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividend income, interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the sales of the Over-Allotment Units and Over-Allotment Warrants, an amount of $263,776,600 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) absent an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the holders of the Public Shares (the “Public Shareholders”) as part of the redemption of the Public Shares. If the Company is unable to complete the initial Business Combination, the Company’s Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and the warrants will expire worthless.

The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Amended and Restated Memorandum and Articles of Association provides that the Company will have only 18 months from the closing of Initial Public Offering (or 21 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle, or definitive agreement for an initial Business Combination within 18 months from the closing of the Initial Public Offering, but has not completed an initial Business Combination within such 18-month period) to complete an initial Business Combination. The Company entered into a non-binding letter of intent, dated as of April 25, 2023, with respect to an initial Business Combination. As a result, the Company now has until August 2, 2023 to complete an initial Business Combination (the “Combination Period”). If the Company is unable to complete an initial Business Combination by such date (or such later date as may be approved by the Company’s shareholders at a meeting called for such purpose at which the Company’s shareholders will be given the opportunity to have their Public Shares redeemed for a pro rata portion of the funds in the Trust Account), the Company will then liquidate in accordance with the Amended and Restated Memorandum and Articles of Association. If the Company is unable to complete an initial Business Combination within the Combination Period or during any extension period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii) to the obligations under Cayman Islands law to provide for claims of creditors and the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the Combination Period.

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In April 2023, the underwriters further waived their rights to 100% of the deferred underwriting commission (see Note 6).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete the initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of the Public Shares. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Liquidity and Going Concern

As of March 31, 2023, the Company had $101,329 in cash held outside of the Trust Account and a working capital deficit of $463,478. The cash held outside the Trust Account is not expected to be sufficient for the Company to operate for the next 12 months from the issuance of the condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by August 2, 2023 (or such later date as may be approved by the Company’s shareholders at a meeting called for such purpose at which the Company’s shareholders will be given the opportunity to have their Public Shares redeemed for a pro rata portion of the funds in the Trust Account), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution, and the expected liquidity concerns, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 7, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 or December 31, 2022.

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds which were invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Any gain and loss resulting from the change in fair value of these securities is included in gain (loss) on investments held in Trust Account in the accompanying condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of March 31, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,843,532 for the three months ended March 31, 2023.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$267,375,787
Remeasurement of carrying value to redemption value	2,843,532
Class A ordinary shares subject to possible redemption as of March 31, 2023	$270,219,319

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placements to purchase an aggregate of 21,614,362 shares in the calculation of diluted income per share, since the exercise of the

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

warrants is contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Net income	$1,141,466	$285,366	$100,954	$25,239
Denominator:
Basic and diluted weighted average shares outstanding	26,377,660	6,594,415	26,377,660	6,594,415
Basic and diluted net income per share	$0.04	$0.04	$—	$—

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

The carrying amounts reflected in the condensed balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative instruments are classified in the condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Public Warrants and Private Placement Warrants are accounted for as a derivative instrument in accordance with ASC 815 and are presented as warrant liabilities on the condensed balance sheet. The Public Warrants and Private Placement Warrants were measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the condensed statements of operations.

The forward purchase agreement is accounted for as a derivative instrument in accordance with ASC 815 and is presented as a derivative forward purchase agreement liability on the condensed balance sheet. The Company shall issue and sell up to 2,000,000 forward purchase units at a purchase price of $10.00 per unit, for an aggregate purchase price of up to $20,000,000. The amounts actually sold shall be determined solely by the Company and is not obligated to issue or sell any forward purchase units. The forward purchase agreement was measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the condensed statements of operations. See Note 5 for additional information on the forward purchase agreement.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on October 28, 2021. On November 2, 2021, the Company completed its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7). On November 12, 2021, the underwriters partially exercised the over-allotment option and on November 17, 2021 purchased an additional 1,377,660 Over-Allotment Units, generating gross proceeds of $13,776,600. Gross proceeds from the Initial Public Offering and closing of the partial exercise of the over-allotment option totaled $263,776,600.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering costs allocated to derivative warrant liabilities were expensed immediately in the condensed statements of operations. Offering costs allocated to the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Forward Purchase Agreement

In September 2021, the Company amended and restated the forward purchase agreement pursuant to which EWI Capital SPAC I LLC, an affiliate of the Company’s Chief Executive Officer and a member of the Sponsor (“EWI” or the “forward purchase investor”) has subscribed to purchase from the Company up to 2,000,000 units (the “forward purchase units”), with each unit consisting of one Class A ordinary share, par value of $0.0001 per share, (the “forward purchase shares”) and one-half of one redeemable warrant (the “forward purchase warrants”), for $10.00 per unit, or up to $20,000,000, in a private placement to close substantially concurrently with the closing of a Business Combination. The terms of the forward purchase units will be identical to the terms of the Units being offered in the Initial Public Offering, except that the forward purchase securities will have certain registration rights as described below and the forward purchase warrants will be the same as the Private Placement Warrants.

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

The Company accounts for the forward purchase agreement in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the forward purchase agreement does not meet the criteria for equity treatment thereunder, the agreement must be recorded as a liability. Accordingly, the Company classifies the forward purchase agreement as an asset or liability at its fair value. This asset or liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

Administrative Services Agreement

On October 28, 2021, in connection with the Initial Public Offering, the Company entered into an agreement with EWI to pay a total of $30,000 per month to EWI for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred $90,000 and $90,000 of expenses under this agreement, respectively. For the three months ended March 31, 2023 and 2022, the Company paid $30,000 and $60,000 of expenses under this agreement, respectively. As of March 31, 2023 and December 31, 2022, $125,000 and $65,000 remain unpaid and are recorded in Accrued expenses - related party, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of March 31, 2023 or December 31, 2022.

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

In connection with the closing of the Initial Public Offering and subsequent partial exercise of the over-allotment option, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,275,532 in the aggregate. In addition, $0.35 per Unit, or $9,232,181 was payable to the underwriters for deferred underwriting commission from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, subject to the terms of the underwriting agreement. On April 17, 2023 and April 27, 2023, J.P. Morgan Securities LLC and BofA Securities, Inc., respectively, constituting all of the underwriters, waived their rights to 100% of the deferred underwriting commission.

NOTE 7. WARRANTS

As of March 31, 2023 and December 31, 2022, there were 13,188,830 Public Warrants and 8,425,532 Private Placement Warrants outstanding.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company accounts for the 13,188,830 Public Warrants and 8,425,532 Private Placement Warrants, issued pursuant with the Initial Public Offering and partial exercise of the over-allotment option, in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares of $0.0001, par value. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 26,377,660 Class A ordinary shares issued and outstanding, of which 26,377,660 Class A ordinary shares are subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 6,594,415 Class B ordinary shares issued and outstanding. On November 17, 2021, with the partial exercise of the underwriters’ over-allotment

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

option, 344,415 Class B ordinary shares were no longer subject to forfeiture, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021, the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
Money market funds	$270,319,319	$270,319,319	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$482,223	$—	$—	$482,223

Warrant liability – Public Warrants	$923,218	$923,218	$—	$—
Warrant liability – Private Placement Warrants	589,788	—	589,788	—
Warrant Liabilities	$1,513,006	$923,218	$589,788	$—

December 31, 2022
Assets
Investments held in Trust Account:
Money market funds	$267,475,787	$267,475,787	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$318,735	$—	$—	$318,735

Warrant liability – Public Warrants	$527,553	$527,553	$—	$—
Warrant liability – Private Placement Warrants	$337,022	$—	$337,022	$—
Warrant Liabilities	$864,575	$527,553	$337,022	$—

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker PEGRW. The quoted price of the Public Warrants was $0.07 and $0.04 per warrant as of March 31, 2023 and December 31, 2021, respectively.

The Company utilized a Black-Scholes model for the initial valuation of the Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The Company estimates the volatility of its ordinary shares based on a back-solve lattice model which adjusts the trading price of the Public Warrants for the estimated probability of completing the initial Business Combination. However, since the back-solve lattice model did not produce a meaningful volatility for the Private Placement Warrants as of March 31, 2023 and December 31, 2022, the fair value of the Private Placement Warrants were set equal to the fair value of the Public Warrants. The fair value of the Private Placement Warrants was $0.07 and $0.04 per warrant as of March 31, 2023 and December 31, 2022, respectively.

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

The following table provides the significant inputs to the model for the fair value of the forward purchase agreement:

	At March 31,	At December 31,
	2023	2022
Fair value of unit	$10.20	$10.01
Unit forward price	$10.00	$10.00
Time to Business Combination (in years)	0.09	0.34
Risk-free rate	4.74%	4.54%
Discount factor	99.60%	98.50%
Fair value - derivative liability	$0.241	$0.159

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2021	$5,156,098
Change in fair value	(408,851)
Fair value as of March 31, 2022	$4,747,247

Fair value as of December 31, 2022	$318,735
Change in fair value	163,488
Fair value as of March 31, 2023	$482,223

The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $648,431 in the condensed statement of operations for the three months ended March 31, 2023. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $216,144 in the condensed statement of operations for the three months ended March 31, 2022. The Company recognized a loss in connection with changes in the fair value of derivative liability - forward purchase agreement of $163,488 in the condensed statement of operations for the three months ended March 31, 2023. The Company recognized a gain in connection with

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

changes in the fair value of derivative liability - forward purchase agreement of $324,595 in the condensed statement of operations for the three months ended March 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the extension of the Combination Period pursuant to the Company’s execution of a non-binding letter of intent (see Note 1) and the waiver of the deferred underwriting fee (see Note 6), the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Project Energy Reimagined Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Smilodon Capital, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 10, 2021 as a Cayman Islands exempted company. Our business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (referred to in this Quarterly Report as our initial business combination). While we may pursue an initial business combination in any industry, sector or geographic region, we have focused on targets that enable what we call the “Electric Grid 2.0”. We believe the “Electric Grid 2.0” addresses several mega trends that are creating a long tail of value-creating opportunities within the energy storage value-chain, including: (i) climate change and mandated reduction of GHG emissions, with a resulting increase in the share of renewable power generation (and associated grid-stability challenges); (ii) electrification of transportation, AI enabled grid optimization, V2G and V2X technology and smart battery management systems; and (iii) second life use of batteries and end of life battery recycling. Our mission is to partner with companies that have a roadmap to execute on the world’s energy transition to clean energy, and more specifically, those that enable technological advances to facilitate the increasing demand for energy storage. We seek to partner with a company that shares our overarching goal of solving goal seven of the United Nations Sustainable Development Goals to “ensure access to affordable, reliable, sustainable and modern energy for all” while utilizing our combined experience to drive sustainable growth and long-term economic value.

On November 2, 2021, the Company consummated its initial public offering (the “Initial Public Offering”) of 25,000,000 units at $10.00 per unit (each, a “Unit”). Each Unit consists of one Class A ordinary share (the “Public Shares”) and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On November 17, 2021 the underwriters of the Initial Public Offering purchased an additional 1,377,660 Units (“Over-Allotment Units”), due to a partial exercise of their over-allotment option, generating gross proceeds of $13,776,600.

Recent Developments

Letter of Intent and Extension

Subsequent to the period covered by this Quarterly Report, we entered into a non-binding letter of intent, dated as of April 25, 2023, with respect to an initial business combination. As a result, pursuant to our amended and restated memorandum and articles of association (the “Articles”), we now have until August 2, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by such date (or such later date as may be approved by our shareholders at a meeting called for such purpose at which our shareholders will be given the opportunity to have their Public Shares redeemed for a pro rata portion of the funds in the trust account established in connection with the Initial Public Offering (the “Trust Account”)), we will then liquidate in accordance with the Articles. No assurances can be made that we will successfully negotiate and enter into a definitive agreement for our initial business combination or that we will be successful in completing our initial business combination.

Deferred Fee Waivers

Subsequent to the period covered by this Quarterly Report, on April 17, 2023 and April 27, 2023, J.P. Morgan Securities LLC and BofA Securities, Inc., respectively, constituting all of the underwriters of the Initial Public Offering, waived their rights to 100% of the deferred fee payable to such underwriters upon completion of our initial business combination pursuant to the underwriting agreement (collectively, the “Deferred Fee Waivers”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 10, 2021 (inception) have been organizational activities and those necessary to prepare for the Initial Public Offering and, subsequent to the Initial Public Offering, the search for a target for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of dividend income, interest income or gains on investments on the cash and investments held in the Trust Account. Our expenses have increased substantially after the closing of the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $1,426,832, which resulted from interest and dividend income on investments held in the Trust Account of $2,843,532, offset in part by loss on the change in fair value of warrant liabilities of $648,431, operating costs of $604,781, and loss on the change in fair value of the forward purchase agreement of $163,488.

For the three months ended March 31, 2022, we had net income of $126,193, which resulted from unrealized gains on investments held in the Trust Account of $26,384, changes in fair value of the forward purchase agreement of $324,595, changes in fair value of warrant liabilities of $216,144, offset by operating costs of $440,930.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share (“Founder Shares”), by our Sponsor, for an aggregate of $25,000, and loans from our Sponsor.

On November 2, 2021, we consummated the Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. On November 12, 2021, the underwriters of the Initial Public Offering partially exercised their over-allotment option and on November 17, 2021, purchased an additional 1,377,660 Over-Allotment Units, generating gross proceeds of $13,776,600.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,150,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $8,150,000.

Simultaneously with the closing of the partial exercise of the over-allotment option, we consummated the sale of 275,532 additional Private Placement Warrants (the “Over-Allotment Warrants”) at a price of $1.00 per Over-Allotment Warrant in a private placement to our Sponsor, generating gross proceeds of $275,532.

A total of $263,776,600 of the proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment Units, the Over-Allotment Warrants and the Private Placement Warrants were placed in the Trust Account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For the three months ended March 31, 2023, net cash used in operating activities was $414,205, which was primarily due to operational costs paid during the period.

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

There were no cash flows from investing activities for the three months ended March 31, 2023 and 2022.

There were no cash flows from financing activities for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, we had marketable securities held in the Trust Account of $270,319,319 consisting of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.

As of March 31, 2023, we had cash of $101,329 held outside the Trust Account and a working capital deficit of $463,478. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our initial business combination. We may withdraw interest income (if any) to pay income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date that the condensed financial statements are issued. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s Accounting Standards Update 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete an initial business combination by August 2, 2023 (or such later date as may be approved by the Company’s shareholders at a meeting called for such purpose at which the Company’s shareholders will be given the opportunity to have their Public Shares redeemed for a pro rata portion of the funds in the Trust Account), then the Company will cease all operations except for the purpose of liquidating. In addition, the cash held outside the Trust Account is not expected to be sufficient for the Company to operate for the next 12 months from the issuance of the condensed financial statements. The date for mandatory liquidation and subsequent dissolution, and the expected liquidity concerns, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date or obtain approval for an extension.

Critical Accounting Policies and Estimates

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

Ordinary Shares Subject to Possible Redemption

All of the 26,377,660 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with an initial business combination and in connection with certain amendments to the Articles. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of March 31, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,843,532 as of March 31, 2023.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income and losses shared pro rata between Class A ordinary shares and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A ordinary shares and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option and private placements to purchase an aggregate of 21,614,362 shares in the calculation of diluted net income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic income per share for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative instruments are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

Office Space and Administrative Support

We have an agreement to pay EWI Capital SPAC I LLC, an affiliate of our Chief Executive Officer and a member of the Sponsor (“EWI”), a monthly fee of $30,000 for office space and administrative support. We began incurring these fees on October 29, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination or our liquidation.

Forward Purchase Agreement

Pursuant to a forward purchase agreement entered into in connection with the Initial Public Offering, EWI has subscribed to purchase up to 2,000,000 units for $10.00 per unit, or up to $20,000,000, in a private placement to close substantially concurrently with the closing of our initial business combination. We will determine in our sole discretion the specific number of units that we will sell to EWI, if any, subject to the terms of the forward purchase agreement.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Pursuant to the forward purchase agreement with EWI, we have agreed that the forward purchase securities will be entitled to registration rights pursuant to the registration rights agreement.

Underwriting Agreement and Deferred Fees

The underwriters of the Initial Public Offering were entitled to a deferred fee of $9,232,181 that would become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement. Pursuant to the Deferred Fee Waivers, the underwriters of the Initial Public Offering have waived their rights to 100% of the deferred fee.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our most recent Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on April 7, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Pursuant to the Deferred Fee Waivers, the underwriters of the Initial Public Offering have waived their rights to 100% of the deferred fee payable to such underwriters upon completion of our initial business combination.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

Date: May 22, 2023	By:	/s/ Srinath Narayanan
Name: Srinath Narayanan
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Prakash Ramachandran
Name: Prakash Ramachandran
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)