Form 10-Q
period 2023-06-30
Project Energy Reimagined Acquisition Corp.
filed 2023-09-05
CIK 1847241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of September 1, 2023, there were 17,473,772 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash	$89,542	$515,534
Prepaid expenses and other current assets	110,078	226,094
Total current assets	199,620	741,628
Investments held in trust account	273,439,184	267,475,787
Total Assets	$273,638,804	$268,217,415

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$723,858	$97,919
Accrued expenses	712,377	437,406
Accrued expenses - related party	215,000	65,000
Total current liabilities	1,651,235	600,325
Warrant liabilities	1,513,006	864,575
Derivative liability - forward purchase agreement	1,586,837	318,735
Deferred underwriting fee payable	—	9,232,181
Total Liabilities	4,751,078	11,015,816
Commitments (Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 26,377,660 shares at redemption value	273,339,184	267,375,787

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 26,377,660 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,594,415 shares issued and outstanding	660	660
Additional paid-in capital	—	—
Accumulated deficit	(4,452,118)	(10,174,848)
Total Shareholders’ Deficit	(4,451,458)	(10,174,188)
Total Liabilities and Shareholders’ Deficit	$273,638,804	$268,217,415

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months	Six Months
	June 30,	June 30,	Ended June 30,	Ended June 30,
	2023	2022	2023	2022
Operating costs	$988,137	$359,583	$1,592,918	$800,513
Loss from operations	(988,137)	(359,583)	(1,592,918)	(800,513)
Gain (loss) on investments held in Trust Account	—	(23,484)	—	2,900
Interest and dividend income on investments held in Trust Account	3,119,865	312,613	5,963,397	312,613
(Loss) gain on change in fair value of derivative liability - forward purchase agreement	(1,104,614)	50,123	(1,268,102)	374,718
(Loss) gain on change in fair value of warrant liabilities	—	8,861,888	(648,431)	9,078,032
Gain on waiver of deferred underwriting commissions by underwriter	456,993	—	456,993	—
Net income	$1,484,107	$8,841,557	$2,910,939	$8,967,750

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,377,660	26,377,660	26,377,660	26,377,660
Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.27	$0.09	$0.27
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,594,415	6,594,415	6,594,415	6,594,415
Basic and diluted net income per share, Class B ordinary shares	$0.05	$0.27	$0.09	$0.27

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2023	—	$—	6,594,415	$660	$—	$(10,174,848)	$(10,174,188)
Remeasurement of ordinary shares subject to redemption, to redemption value	—	—	—	—	—	(2,843,532)	(2,843,532)
Net income	—	—	—	—	—	1,426,832	1,426,832
Balance at March 31, 2023	—	—	6,594,415	660	—	(11,591,548)	(11,590,888)
Waiver of deferred underwriting commissions by underwriter (see Note 6)	—	—	—	—	—	8,775,188	8,775,188
Remeasurement of ordinary shares subject to redemption, to redemption value	—	—	—	—	—	(3,119,865)	(3,119,865)
Net income	—	—	—	—	—	1,484,107	1,484,107
Balance at June 30, 2023	—	$—	6,594,415	$660	$—	$(4,452,118)	$(4,451,458)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	6,594,415	$660	$—	$(19,850,346)	$(19,849,686)
Net income	—	—	—	—	—	126,193	126,193
Balance at March 31, 2022	—	—	6,594,415	660	—	(19,724,153)	(19,723,493)
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(212,613)	(212,613)
Net income	—	—	—	—	—	8,841,557	8,841,557
Balance at June 30, 2022	—	$—	6,594,415	$660	$—	$(11,095,209)	$(11,094,549)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,910,939	$8,967,750
Adjustments to reconcile net income to net cash used in operating activities:
Gain on investments held in Trust Account	—	(2,900)
Interest and dividend income on investments held in Trust Account	(5,963,397)	(312,613)
Loss (gain) on the change in fair value of derivative liability - forward purchase agreement	1,268,102	(374,718)
Loss (gain) on the change in fair value of warrant liabilities	648,431	(9,078,032)
Gain on waiver of deferred underwriting commissions by underwriter	(456,993)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	116,016	167,998
Accounts payable	625,939	(61,406)
Accrued expenses	274,971	164,592
Accrued offering costs	—	(12,632)
Accrued expenses - related party	150,000	30,000
Net cash used in operating activities	(425,992)	(511,961)

Net Change in Cash	(425,992)	(511,961)
Cash — Beginning of period	515,534	1,493,933
Cash — End of period	$89,542	$981,972

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption amount	$5,963,397	$212,613
Waiver of deferred underwriting commissions by underwriter (see Note 6)	$9,232,181	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the preparation of its initial public offering (“Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a target for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividend income, interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Amended and Restated Memorandum and Articles of Association provides that the Company will have only 18 months from the closing of Initial Public Offering (or 21 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle, or definitive agreement for an initial Business Combination within 18 months from the closing of the Initial Public Offering, but has not completed an initial Business Combination within such 18-month period) to complete an initial Business Combination. The Company entered into a non-binding letter of intent, dated as of April 25, 2023, with respect to an initial Business Combination, that automatically extended the period that the Company had to complete an initial Business Combination to August 2, 2023 pursuant to the Amended and Restated Memorandum and Articles of Association. On August 1, 2023, the Company held an extraordinary general meeting in lieu of the 2023 annual general meeting of shareholders of the Company (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved, among other matters, the extension of the date by which the Company must consummate an initial Business Combination from August 2, 2023 to May 2, 2024, or such earlier date as determined by the Company’s board of directors (the “Combination Period”), for a total extension of up to nine months (collectively, the “Extension”). If the Company is unable to complete an initial Business Combination within the Combination Period (or such later date as may be approved by the Company’s shareholders at a meeting called for such purpose at which the Company’s shareholders will be given the opportunity to have their Public Shares redeemed for a pro rata portion of the funds in the Trust Account), the Company will then liquidate in accordance with the Amended and Restated Memorandum and Articles of Association. If the Company is unable to complete an initial Business Combination within the Combination Period or during any extension period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii) to the obligations under Cayman Islands law to provide for claims of creditors and the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the Combination Period.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $89,542 in cash held outside of the Trust Account and a working capital deficit of $1,451,615. The cash held outside the Trust Account is not expected to be sufficient for the Company to operate for the next 12 months from the issuance of the condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by May 2, 2024 (or such later date as may be approved by the Company’s shareholders at a meeting called for such purpose at which the Company’s shareholders will be given the opportunity to have their Public Shares redeemed for a pro rata portion of the funds in the Trust Account), then the Company will cease all operations except for the purpose of liquidating. The expected liquidity concerns, date for mandatory liquidation and subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 7, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 or December 31, 2022.

Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds which were invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Any gain and loss resulting from the change in fair value of these securities is included in gain (loss) on investments held in Trust Account in the accompanying condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of 5,963,397 for the six months ended June 30, 2023.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$267,375,787
Remeasurement of carrying value to redemption value	5,963,397
Class A ordinary shares subject to possible redemption as of June 30, 2023	$273,339,184

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Net income	$1,187,286	$296,821	$7,073,246	$1,768,311	$2,328,751	$582,188	$7,174,200	$1,793,550
Denominator:
Basic and diluted weighted average shares outstanding	26,377,660	6,594,415	26,377,660	6,594,415	26,377,660	6,594,415	26,377,660	6,594,415
Basic and diluted net income per share	$0.05	$0.05	$0.27	$0.27	$0.09	$0.09	$0.27	$0.27

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

Administrative Services Agreement

On October 28, 2021, in connection with the Initial Public Offering, the Company entered into an agreement with EWI to pay a total of $30,000 per month to EWI for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2023 and 2022, the Company incurred $90,000 and $90,000 of expenses under this agreement, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred $180,000 and $180,000 of expenses under this agreement, respectively. For the three months ended June 30, 2023 and 2022, the Company paid $0 and $60,000 of expenses under this agreement, respectively. For the six months ended

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023 and 2022, the Company paid $30,000 and $150,000 of expenses under this agreement, respectively. As of June 30, 2023 and December 31, 2022, $215,000 and $65,000 remain unpaid and are recorded in Accrued expenses - related party, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of June 30, 2023 or December 31, 2022.

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

In connection with the closing of the Initial Public Offering and subsequent partial exercise of the over-allotment option, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,275,532 in the aggregate. In addition, $0.35 per Unit, or $9,232,181 was payable to the underwriters for deferred underwriting commission from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, subject to the terms of the underwriting agreement. On April 17, 2023 and April 27, 2023, J.P. Morgan Securities LLC and BofA Securities, Inc., respectively, constituting all of the underwriters, waived their rights to 100% of the deferred underwriting commission. Upon the waiver, the Company reduced the liability by recording a portion of the waiver to accumulated deficit, and a portion as a gain on the waiver, in a manner consistent with the original allocation of the deferred underwriting fee payable. The waiver of the deferred underwriting fee payable does not impact the carrying value of the Public Shares as the Public Shares are recorded at their redemption value.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. WARRANTS

As of June 30, 2023 and December 31, 2022, there were 13,188,830 Public Warrants and 8,425,532 Private Placement Warrants outstanding.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares of $0.0001, par value. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 26,377,660 Class A ordinary shares issued and outstanding, of which 26,377,660 Class A ordinary shares are subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 6,594,415 Class B ordinary shares issued and outstanding. On November 17, 2021, with the partial exercise of the underwriters’ over-allotment option, 344,415 Class B ordinary shares were no longer subject to forfeiture, leaving 593,085 Class B ordinary shares subject to forfeiture. On December 12, 2021 the remaining over-allotment option expired and the 593,085 Class B ordinary shares were forfeited.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Investments held in Trust Account:
Money market funds	$273,439,184	$273,439,184	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$1,586,837	$—	$—	$1,586,837

Warrant liability – Public Warrants	$923,218	$923,218	$—	$—
Warrant liability – Private Placement Warrants	589,788	—	589,788	—
Warrant Liabilities	$1,513,006	$923,218	$589,788	$—

December 31, 2022
Assets
Investments held in Trust Account:
Money market funds	$267,475,787	$267,475,787	$—	$—
Liabilities
Derivative liability - forward purchase	$318,735	$—	$—	$318,735

Warrant liability – Public Warrants	$527,553	$527,553	$—	$—
Warrant liability – Private Placement	$337,022	$—	$337,022	$—
Warrant Liabilities	$864,575	$527,553	$337,022	$337,022

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker PEGRW. The quoted price of the Public Warrants was $0.07 and $0.04 per warrant as of June 30, 2023 and December 31, 2022, respectively.

The Company utilized a Black-Scholes model for the initial valuation of the Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The Company estimates the volatility of its ordinary shares based on a back-solve lattice model which adjusts the trading price of the Public Warrants for the estimated probability of completing the initial Business Combination. However, since the back-solve lattice model did not produce a meaningful volatility for the Private Placement Warrants as of June 30, 2023 and December 31, 2022, the fair value of the Private Placement Warrants were set equal to the fair value of the Public Warrants. The fair value of the Private Placement Warrants was $0.07 and $0.04 per warrant as of June 30, 2023 and December 31, 2022, respectively.

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

The following table provides the significant inputs to the model for the fair value of the forward purchase agreement:

	At June 30,	At December 31,
	2023	2022
Fair value of unit	$10.36	$10.01
Unit forward price	$10.00	$10.00
Time to Business Combination (in years)	0.83	0.34
Risk-free rate	5.42%	4.54%
Discount factor	95.70%	98.50%
Fair value - derivative liability	$0.793	$0.159

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2021	$5,156,098
Change in fair value	(408,850)
Fair value as of March 31, 2022	4,747,248
Change in fair value	(3,504,591)
Fair value as of June 30, 2022	$1,242,657

Fair value as of December 31, 2022	$318,735
Change in fair value	163,488
Fair value as of March 31, 2023	482,223
Change in fair value	1,104,614
Fair value as of June 30, 2023	$1,586,837

The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $0 and $648,431 in the condensed statement of operations for the three and six months ended June 30, 2023, respectively. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $8,861,888 and $9,078,032 in the condensed statement of operations for the three and six months ended June 30, 2022, respectively. The Company recognized a loss in connection with changes in the fair value of derivative liability - forward purchase agreement of $1,104,614 and $1,268,102 in the condensed statement of operations for the three and six months ended June 30, 2023, respectively. The Company recognized a gain in connection with changes in the fair value of derivative liability - forward purchase agreement of $50,123 and $374,718 in the condensed statement of operations for the three and six months ended June 30, 2022, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 25, 2023, the Company entered into one or more agreements (the “Non-Redemption Agreements”) with one or more unaffiliated third parties in exchange for them each agreeing not to redeem an aggregate of 760,000 Public Shares in connection with certain proposals considered and voted upon at the Extraordinary General Meeting, in exchange for the Company agreeing to issue or cause to be issued to each such investor 138,000 Class A ordinary shares (“Post-Combination Shares”) at the time of the Company’s initial

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Business Combination. The Company has since entered into additional Non-Redemption Agreements with unaffiliated third parties on the same or similar terms reflecting the above ratio of non-redeemed Class A ordinary shares to Post-Combination Shares. Pursuant to all such Non-Redemption Agreements, the Company has agreed to issue or cause to be issued to such investors an aggregate of 1,645,596 Post-Combination Shares. In addition, the Company has agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the Inflation Reduction Act of 2022 upon a redemption of Public Shares, including in connection with the Extension, an initial Business Combination or liquidation of the Company.

At the Extraordinary General Meeting, the Company’s shareholders approved the following items: (i) a proposal to amend the Amended and Restated Memorandum and Articles of Association to provide for the Extension (the “Extension Amendment Proposal”); (ii) a proposal to amend the Amended and Restated Memorandum and Articles of Association to eliminate (a) the limitation that the Company shall not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions and (b) the limitation that the Company shall not consummate an initial Business Combination unless the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination (the “Redemption Limitation Amendment Proposal”); (iii) a proposal to amend the Amended and Restated Memorandum and Articles of Association to provide for the right of holders of Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time at the option of the holder (the “Founder Share Amendment Proposal”, and collectively with the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Articles Amendment Proposals”); (iv) a proposal to amend the investment management trust agreement, dated as of October 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to provide for the Extension (the “Trust Amendment”, and such proposal, the “Trust Amendment Proposal”); (v) a proposal to re-appoint Michael Browning to the board of directors to serve until the third annual general meeting of shareholders following the Extraordinary General Meeting or until his successor is elected and qualified; and (vi) a proposal to ratify the selection by the Company’s audit committee of Marcum LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023.

Effective upon the approval of the Articles Amendment Proposals and the Trust Amendment Proposal, on August 1, 2023, (i) the Amended and Restated Memorandum and Articles of Association were amended pursuant to the resolutions set forth in the Articles Amendment Proposals, and (ii) the Company entered into the Trust Amendment with Continental Stock Transfer & Trust Company, as trustee.

On August 1, 2023, in connection with and following the approval of the Articles Amendment Proposals and the Trust Amendment Proposal, (i) holders of 6,594,414 Class B ordinary shares voluntarily elected to convert such Class B ordinary shares to Class A ordinary shares, on a one-for-one basis, in accordance with the Amended and Restated Memorandum and Articles of Association as amended pursuant to the Articles Amendment Proposals (collectively, the “Class B Conversion”), and (ii) the Public Shareholders elected to redeem 15,498,302 Class A ordinary shares at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $161.3 million (the “Redemption”). After the satisfaction of the Redemption, the balance in the Trust Account was approximately $113.2 million. Upon completion of the Class B Conversion followed by the Redemption, 17,473,772 Class A ordinary shares and one Class B ordinary share remain issued and outstanding.

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

Recent Developments

Letter of Intent and Extension

On April 25, 2023, we entered into a non-binding letter of intent with respect to an initial business combination. As a result, pursuant to our amended and restated memorandum and articles of association (the “Articles”), we had until August 2, 2023 to complete an initial business combination, which date has been subsequently extended to May 2, 2024 pursuant to the Extension approved at the Extraordinary General Meeting (in each case as defined and described below). If we are unable to complete our initial business combination by such date (or such later date as may be approved by our shareholders at a meeting called for such purpose at which our shareholders will be given the opportunity to have their Public Shares redeemed for a pro rata portion of the funds in the trust account established in connection with the Initial Public Offering (the “Trust Account”)), we will then liquidate in accordance with the Articles. No assurances can be made that we will successfully negotiate and enter into a definitive agreement for our initial business combination or that we will be successful in completing our initial business combination.

Deferred Underwriting Fee Waivers

On April 17, 2023 and April 27, 2023, J.P. Morgan Securities LLC and BofA Securities, Inc., respectively, constituting all of the underwriters of the Initial Public Offering, waived their rights to 100% of the deferred fee payable to such underwriters upon completion of our initial business combination pursuant to the underwriting agreement (collectively, the “Deferred Fee Waivers”).

Non-Redemption Agreements

Subsequent to the period covered by this Quarterly Report, on July 25, 2023, we entered into one or more agreements (the “Non-Redemption Agreements”) with one or more unaffiliated third parties in exchange for them each agreeing not to redeem an aggregate of 760,000 Public Shares in connection with certain proposals considered and voted upon at the Extraordinary General Meeting, in exchange for our agreeing to issue or cause to be issued to each such investor 138,000 Class A ordinary shares (“Post-Combination Shares”) at the time of our initial business combination. We have since entered into additional Non-Redemption Agreements with unaffiliated third parties on the same or similar terms reflecting the above ratio of non-redeemed Public Shares to Post-Combination Shares. Pursuant to all such Non-Redemption Agreements, we have agreed to issue or cause to be issued to such investors an aggregate of 1,645,596 Post-Combination Shares. In addition, we have agreed that we will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the Inflation Reduction Act of 2022 (the “IR Act”) upon a redemption of Public Shares, including in connection with the Extension, an initial business combination or our liquidation.

Extraordinary General Meeting

Subsequent to the period covered by this Quarterly Report, on August 1, 2023, we held an extraordinary general meeting in lieu of the 2023 annual general meeting of shareholders of the Company (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, our shareholders approved the following items: (i) a proposal to amend the Articles to extend the date by which we must consummate an initial business combination from August 2, 2023 to May 2, 2024, or such earlier date as determined by our board of directors, for a total extension of up to nine months (collectively, the “Extension”, and such proposal, the “Extension Amendment Proposal”); (ii) a proposal to amend the Articles to eliminate (a) the limitation that we shall not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions and (b) the limitation that we shall not consummate an initial business combination unless we have net tangible assets of at least $5,000,001 upon consummation of such business combination (the “Redemption Limitation Amendment Proposal”); (iii) a proposal to amend the Articles to provide for the right of holders of Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time at the option of the holder (the “Founder Share Amendment Proposal”, and collectively with the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Articles Amendment Proposals”); (iv) a proposal to amend the investment management trust agreement, dated as of October 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to provide for the Extension (the “Trust Amendment”, and such proposal, the “Trust Amendment Proposal”); (v) a proposal to re-appoint Michael Browning to our board of directors to serve until the third annual general meeting of shareholders following the Extraordinary General Meeting or until his successor is elected and qualified; and (vi) a proposal to ratify the selection by our audit committee of Marcum LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2023.

Effective upon the approval of the Articles Amendment Proposals and the Trust Amendment Proposal, on August 1, 2023, (i) the Articles were amended pursuant to the resolutions set forth in the Articles Amendment Proposals, and (ii) we entered into the Trust Amendment with Continental Stock Transfer & Trust Company, as trustee.

On August 1, 2023, in connection with and following the approval of the Articles Amendment Proposals and the Trust Amendment Proposal, (i) holders of 6,594,414 Class B ordinary shares voluntarily elected to convert such Class B ordinary shares to Class A ordinary shares, on a one-for-one basis, in accordance with the Articles as amended pursuant to the Articles Amendment Proposals (collectively, the “Class B Conversion”), and (ii) our public shareholders elected to redeem 15,498,302 Class A ordinary shares at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $161.3 million (the “Redemption”). After the satisfaction of the Redemption, the balance in the Trust Account was approximately $113.2 million. Upon completion of the Class B Conversion followed by the Redemption, 17,473,772 Class A ordinary shares and one Class B ordinary share remain issued and outstanding.

Nasdaq Notice

Subsequent to the period covered by this Quarterly Report, on August 18, 2023, we received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”) due to a delay in filing this Quarterly Report with the SEC. The Notice was only a notification of deficiency, not of imminent delisting, and had no effect on the listing or trading of our securities on the Nasdaq Global Market. Upon the filing of this Quarterly Report, we expect to regain compliance with the Rule.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 10, 2021 (inception) have been organizational activities and those necessary to prepare for the Initial Public Offering and, subsequent to the Initial Public Offering, the search for a target for our initial business combination and the completion of the Extension. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of dividend income, interest income or gains on investments on the cash and investments held in the Trust Account. Our expenses have increased substantially after the closing of the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $1,484,107, which resulted from interest and dividend income on investments held in the Trust Account of $3,119,865 and a gain on waiver of deferred underwriting commissions by underwriter of $456,993, offset in part by operating costs of $988,137, and loss on the change in fair value of the forward purchase agreement of $1,104,614.

For the three months ended June 30, 2022, we had net income of $8,841,557, which resulted from gains on the change in fair value of warrant liabilities of $8,861,888, interest and dividend income on investments held in the Trust Account of $312,613, and the gain on the change in fair value of the forward purchase agreement of $50,123, offset in part by unrealized losses on investments held in the Trust Account of $23,484 and operating costs of $359,583

For the six months ended June 30, 2023, we had net income of $2,910,939, which resulted from interest and dividend income on investments held in the Trust Account of $5,963,397 and a gain on waiver of deferred underwriting commissions by underwriter of $456,993, offset in part by loss on the change in fair value of warrant liabilities of $648,431, operating costs of $1,592,918, and loss on the change in fair value of the forward purchase agreement of $1,268,102.

For the six months ended June 30, 2022, we had net income of $8,967,750, which resulted from gains on the change in fair value of warrant liabilities of $9,078,032, gains on the change in fair value of the forward purchase agreement of $374,718, interest and dividend income on investments held in the Trust Account of $312,613, and unrealized gains on investments held in the Trust Account of $2,900, offset in part by operating costs of $800,513.

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

For the six months ended June 30, 2023, net cash used in operating activities was $425,992, which was primarily due to operational costs paid during the period.

For the six months ended June 30, 2022, net cash used in operating activities was $511,961, which was due to gains on the change in the fair value of warrant liabilities of $9,078,032, gains on the change in fair value of the forward purchase agreement of $374,718, interest and dividend income on investments held in the Trust Account of $312,613, and unrealized gains on investments held in the Trust Account of $2,900, partially offset by our net income of $8,967,750 and changes in operating assets and liabilities of $288,552.

There were no cash flows from investing activities for the six months ended June 30, 2023 and 2022.

There were no cash flows from financing activities for the six months ended June 30, 2023 and 2022.

As of June 30, 2023, we had marketable securities held in the Trust Account of $273,439,184 consisting of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations.

As of June 30, 2023, we had cash of $89,542 held outside the Trust Account and a working capital deficit of $1,451,615. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s Accounting Standards Update 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete an initial business combination by May 2, 2024 (or such later date as may be approved by the Company’s shareholders at a meeting called for such purpose at which the Company’s shareholders will be given the opportunity to have their Public Shares redeemed for a pro rata portion of the funds in the Trust Account), then the Company will cease all operations except for the purpose of liquidating. In addition, the cash held outside the Trust Account is not expected to be sufficient for the Company to operate for the next 12 months from the issuance of the condensed financial statements. The expected liquidity concerns, date for mandatory liquidation and subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date or obtain approval for an extension.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $5,963,397 as of June 30, 2023.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Underwriting Agreement and Deferred Fees

The underwriters of the Initial Public Offering were entitled to a deferred fee of $9,232,181 that would become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement. Pursuant to the Deferred Fee Waivers, on April 17, 2023 and April 27, 2023 the underwriters of the Initial Public Offering have waived their rights to 100% of the deferred fee.

Non-Redemption Agreements

Pursuant to the Non-Redemption Agreements entered into on and after July 25, 2023, we have agreed to issue or cause to be issued to such investors party thereto an aggregate of 1,645,596 Post-Combination Shares. In addition, we have agreed that we will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of Public Shares, including in connection with the Extension, an initial business combination or our liquidation.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our most recent Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on April 7, 2023.

If we seek shareholder approval of our initial business combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

In connection with the Extension, we redeemed 15,498,302 Public Shares tendered for redemption by our public shareholders, and 10,879,358 Public Shares remain outstanding. Our initial shareholders, directors and officers collectively hold 6,594,415 Founder Shares, representing approximately 37.7% of our issued and outstanding ordinary shares. The Articles provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. As a result, in addition to the Founder Shares, we would need 2,142,472 Public Shares, or approximately 19.7% of the Public Shares currently issued and outstanding (assuming all issued and outstanding shares are voted), or no Public Shares (assuming only the minimum number of shares representing a quorum are voted) to be voted in favor of an initial business combination in order to have such initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders, officers and directors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination and may result in the approval of an initial business combination even if no Public Shares are voted in favor of such initial business combination.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our Public Shares, and the completed redemptions of Public Shares in connection with the Extension, could increase the probability that our initial business combination would not be consummated and that you would have to wait for liquidation in order to redeem your Public Shares.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would not be consummated is increased. This risk may be increasingly prevalent given recent high levels of redemptions among other special purpose acquisition companies (“SPACs”) seeking shareholder approval of certain charter amendments or completing their initial business combinations. This risk is magnified because we paid approximately $161.3 million out of the Trust Account to shareholders that tendered their Public Shares for redemption in connection with the Extension. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares, including in connection with the Extension.

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

On December 27, 2022, the Treasury released Notice 2023-2, which provides taxpayers with interim guidance on the excise tax that may be relied upon until the Internal Revenue Service issues proposed Treasury regulations on such matter. Notice 2023-2 includes as one of its exceptions to the excise tax a distribution in complete liquidation of a “covered corporation”, to which Sec. 331 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), applies (so long as Sec. 332(a) of the Code also does not also apply).

Although we were incorporated in the Cayman Islands and are currently not a “covered corporation”, there is a possibility that we may acquire a U.S. domestic corporation, redomicile as a U.S. domestic corporation or engage in a transaction in which a U.S. domestic corporation becomes our parent or our affiliate. Although it remains uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our Public Shares after December 31, 2022 if we were to become a “covered corporation” in the future, including any redemptions in connection with the Extension, our initial business combination or in the event we do not consummate our initial business combination by May 2, 2024, we would not expect the excise tax to apply to redemptions of our Public Shares that occur during a taxable year in which we completely liquidate under Sec. 331 of the Code.

If we were to become a “covered corporation” in the future, there is a possibility that any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial business combination, certain amendments to the Articles (including in connection with the Extension) or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, certain amendments to the Articles (including in connection with the Extension) or otherwise, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the corporation and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. However, we have agreed that we will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of Public Shares, including in connection with the Extension, an initial business combination or our liquidation. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination.

Changes in laws or regulations, or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations, and interpretations and applications of such laws and regulations, may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide a safe harbor for such companies from the definition of “investment company” under the Investment Company Act, provided certain criteria are satisfied. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose. Were we to liquidate the Company, our shareholders would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, and it is possible that a claim could be made that we have been operating as an unregistered investment company. If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our shareholders would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

If we instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of an initial business combination or our liquidation, we may be able to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act. Following the liquidation of securities in the Trust Account, we may receive minimal interest, if any, on the funds held in the Trust Account, which may reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since the Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (or in an interest-bearing demand deposit account) at a national bank until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we may receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash may reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time and instead hold all funds in the Trust Account in cash (or in an interest-bearing demand deposit account) at a national bank, which may further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company. As of the date of this Quarterly Report, we have not yet made any such determination to liquidate the securities held in the Trust Account.

Were we considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If a potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if a potential initial business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination.

If CFIUS has jurisdiction over our initial business combination, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” the foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial business combination could be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On August 1, 2023, in connection with and following the approval of the Articles Amendment Proposals and the Trust Amendment Proposal, (i) holders of 6,594,414 Class B ordinary shares voluntarily elected to convert such Class B ordinary shares to Class A ordinary shares, on a one-for-one basis, in accordance with the Articles as amended pursuant to the Articles Amendment Proposals, and (ii) our public shareholders elected to redeem 15,498,302 Class A ordinary shares at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $161.3 million. After the satisfaction of the Redemption, the balance in the Trust Account was approximately $113.2 million. Upon completion of the Class B Conversion followed by the Redemption, 17,473,772 Class A ordinary shares and one Class B ordinary share remain issued and outstanding. Notwithstanding the Class B Conversion, the holders of Founder Shares will not be entitled to receive any funds held in the Trust Account with respect to any such converted shares.

For a description of the use of the proceeds generated in the Initial Public Offering, including the effects of the Deferred Fee Waivers and the Extension, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
3.1(1)	Amended and Restated Memorandum and Articles of Association
3.2(2)	Amendments to the Amended and Restated Memorandum and Articles of Association, effective as of August 1, 2023
10.1(3)	Form of Non-Redemption Agreement
10.2(2)	Amendment to Investment Management Trust Agreement, dated August 1, 2023, between the Company and Continental Stock Transfer & Trust Company
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

*Filed herewith.

**Furnished.

(1)Previously filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2021 and incorporated by reference herein.

(2)Previously filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2023 and incorporated by reference herein.

(3)Previously filed as an exhibit to our Current Report on Form 8-K filed on July 26, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

Date: September 1, 2023	By:	/s/ Srinath Narayanan
Name: Srinath Narayanan
Title: Chief Executive Officer
(Principal Executive Officer)

Date: September 1, 2023	By:	/s/ Prakash Ramachandran
Name: Prakash Ramachandran
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)