Form 10-Q
period 2023-09-30
Project Energy Reimagined Acquisition Corp.
filed 2023-11-20
CIK 1847241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40972

PROJECT ENERGY REIMAGINED ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1582574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1280 El Camino Real, Suite 200 Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(415) 205-7937

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

As of November 20, 2023, there were 17,473,772 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash	$199,839	$515,534
Prepaid expenses and other current assets	35,348	226,094
Total current assets	235,187	741,628
Investments held in trust account	114,458,949	267,475,787
Deferred offering costs	17,229,390	—
Total Assets	$131,923,526	$268,217,415

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$886,538	$97,919
Accrued expenses	1,940,733	437,406
Accrued expenses - related party	305,000	65,000
Promissory note - related party	300,000	—
Total current liabilities	3,432,271	600,325
Warrant liabilities	2,593,725	864,575
Derivative liability - forward purchase agreement	1,691,000	318,735
Deferred underwriting fee payable	—	9,232,181
Accrued offering costs	17,229,390	—
Total Liabilities	24,946,386	11,015,816

Commitments (Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 10,879,358 and 26,377,660 shares at redemption value as of September 30, 2023 and December 31, 2022, respectively	114,358,949	267,375,787

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,594,414 and 0 issued and outstanding (excluding 10,879,358 and 26,377,660 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	660	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 and 6,594,415 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	660
Additional paid-in capital	—	—
Accumulated deficit	(7,382,469)	(10,174,848)
Total Shareholders’ Deficit	(7,381,809)	(10,174,188)
Total Liabilities and Shareholders’ Deficit	$131,923,526	$268,217,415

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating costs	$1,745,469	$462,085	$3,338,387	$1,262,598
Loss from operations	(1,745,469)	(462,085)	(3,338,387)	(1,262,598)
Gain on investments held in Trust Account	—	—	—	2,900
Interest and dividend income on investments held in Trust Account	2,300,443	1,160,124	8,263,840	1,472,737
Unrealized (loss) gain on fair value of derivative liability - forward purchase agreement	(104,163)	(137,259)	(1,372,265)	237,459
Unrealized (loss) gain on fair value of warrant liabilities	(1,080,719)	432,286	(1,729,150)	9,510,318
Gain on waiver of deferred underwriting commissions by underwriter	—	—	456,993	—
Net (loss) income	$(629,908)	$993,066	$2,281,031	$9,960,816

Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,570,776	26,377,660	24,420,761	26,377,660
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.03)	$0.03	$0.08	$0.30
Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,293,710	6,594,415	5,145,093	6,594,415
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.03)	$0.03	$0.08	$0.30

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	—	$—	6,594,415	$660	$—	$(10,174,848)	$(10,174,188)
Remeasurement of ordinary shares subject to redemption, to redemption value	—	—	—	—	—	(2,843,532)	(2,843,532)
Net income	—	—	—	—	—	1,426,832	1,426,832
Balance at March 31, 2023	—	—	6,594,415	660	—	(11,591,548)	(11,590,888)
Waiver of deferred underwriting commissions by underwriter (see Note 6)	—	—	—	—	—	8,775,188	8,775,188
Remeasurement of ordinary shares subject to redemption, to redemption value	—	—	—	—	—	(3,119,865)	(3,119,865)
Net income	—	—	—	—	—	1,484,107	1,484,107
Balance at June 30, 2023	—	—	6,594,415	660	—	(4,452,118)	(4,451,458)
Conversion of Class B common shares to Class A common shares	6,594,414	660	(6,594,414)	(660)	—	—	—
Remeasurement of ordinary shares subject to redemption, to redemption value	—	—	—	—	—	(2,300,443)	(2,300,443)
Net loss	—	—	—	—	—	(629,908)	(629,908)
Balance at September 30, 2023	6,594,414	$660	1	$—	$—	$(7,382,469)	$(7,381,809)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	6,594,415	$660	$—	$(19,850,346)	$(19,849,686)
Net income	—	—	—	—	—	126,193	126,193
Balance at March 31, 2022	—	—	6,594,415	660	—	(19,724,153)	(19,723,493)
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(212,613)	(212,613)
Net income	—	—	—	—	—	8,841,557	8,841,557
Balance at June 30, 2022	—	—	6,594,415	$660	$—	$(11,095,209)	$(11,094,549)
Remeasurement of ordinary shares subject to redemption, to redemption value	—	—	—	—	—	(1,160,124)	(1,160,124)
Net income	—	—	—	—	—	993,066	993,066
Balance at September 30, 2022	—	$—	6,594,415	$660	$—	$(11,262,267)	$(11,261,607)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net income	$2,281,031	$9,960,816
Adjustments to reconcile net income to net cash used in operating activities:
Gain on investments held in Trust Account	—	(2,900)
Interest and dividend income on investments held in Trust Account	(8,263,840)	(1,472,737)
Unrealized (gain) loss on fair value of derivative liability - forward purchase agreement	1,372,265	(237,459)
Unrealized (gain) loss on fair value of warrant liabilities	1,729,150	(9,510,318)
Gain on waiver of deferred underwriting commissions by underwriter	(456,993)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	190,746	277,004
Accounts payable	788,619	6,422
Accrued expenses	1,503,327	266,704
Accrued offering costs	—	(12,632)
Accrued expenses - related party	240,000	30,000
Net cash used in operating activities	(615,695)	(695,100)

Cash Flows from Investing Activities:
Proceeds from Trust Account for payment to redeeming shareholders	161,280,678	—
Net cash provided by investing activities	161,280,678	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	300,000	—
Payment to redeeming shareholders	(161,280,678)	—
Net cash used in financing activities	(160,980,678)	—

Net Change in Cash	(315,695)	(695,100)
Cash - Beginning of period	515,534	1,493,933
Cash - End of period	$199,839	$798,833

Non-cash investing and financing activities:
Deferred offering costs	$17,229,390	$—
Remeasurement of Class A ordinary shares to redemption amount	$8,263,840	$1,372,737
Waiver of deferred underwriting commissions by underwriter (see Note 6)	$9,232,181	$—

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the preparation of its initial public offering (“Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a target for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividend income, interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association as then in effect, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s management team have agreed to vote any Founder Shares (as defined in Note 5) held by them, and any Public Shares purchased by them in or after the Initial Public Offering, in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Amended and Restated Memorandum and Articles of Association provided that the Company would have only 18 months from the closing of Initial Public Offering (or 21 months from the closing of the Initial Public Offering if the Company executed a letter of intent, agreement in principle, or definitive agreement for an initial Business Combination within 18 months from the closing of the Initial Public Offering, but had not completed an initial Business Combination within such 18-month period) to complete an initial Business Combination. The Company entered into a non-binding letter of intent, dated as of April 25, 2023, with respect to an initial Business Combination, that automatically extended the period that the Company had to complete an initial Business Combination to August 2, 2023 pursuant to the Amended and Restated Memorandum and Articles of Association. On August 1, 2023, the Company held an extraordinary general meeting in lieu of the 2023 annual general meeting of shareholders of the Company (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved, among other matters, the extension of the date by which the Company must consummate an initial Business Combination from August 2, 2023 to May 2, 2024, or such earlier date as determined by the Company’s board of directors (the “Combination Period”), for a total extension of up to nine months (collectively, the “Extension”). If the Company is unable to complete an initial Business Combination within the Combination Period (or such later date as may be approved by the Company’s shareholders at a meeting called for such purpose at which the Company’s shareholders will be given the opportunity to have their Public Shares redeemed for a pro rata portion of the funds in the Trust Account), the Company will then liquidate in accordance with the Amended and Restated Memorandum and Articles of Association. If the Company is unable to complete an initial Business Combination within the Combination Period or during any extension period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii) to the obligations under Cayman Islands law to provide for claims of creditors and the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the Combination Period.

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

On July 25, 2023, the Company entered into one or more agreements (the “Non-Redemption Agreements”) with one or more unaffiliated third parties in exchange for them each agreeing not to redeem an aggregate of 760,000 Public Shares in connection with certain proposals considered and voted upon at the Extraordinary General Meeting, in exchange for the Company agreeing to issue or cause to be issued to each such investor 138,000 Class A ordinary shares (“Post-Combination Shares”) at the time of the Company’s initial Business Combination. The Company has since entered into additional Non-Redemption Agreements with unaffiliated third parties on the same or similar terms reflecting the above ratio of non-redeemed Class A ordinary shares to Post-Combination Shares. Pursuant to all such Non-Redemption Agreements, the Company has agreed to issue or cause to be issued to such investors an aggregate of 1,645,596 Post-Combination Shares. In addition, the Company has agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the Inflation Reduction Act of 2022 upon a redemption of Public Shares, including in connection with the Extension, an initial Business Combination or liquidation of the Company.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On August 1, 2023, in connection with and following the approval of the Articles Amendment Proposals and the Trust Amendment Proposal, (i) holders of 6,594,414 Class B ordinary shares voluntarily elected to convert such Class B ordinary shares to Class A ordinary shares, on a one-for-one basis, in accordance with the Amended and Restated Memorandum and Articles of Association as amended pursuant to the Articles Amendment Proposals (collectively, the “Class B Conversion”), and (ii) the Public Shareholders elected to redeem 15,498,302 Class A ordinary shares at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $161.3 million (the “Redemption”). After the satisfaction of the Redemption, the balance in the Trust Account was approximately $113.2 million. Upon completion of the Class B Conversion followed by the Redemption, 17,473,772 Class A ordinary shares (including 10,879,358 shares subject to possible redemption) and one Class B ordinary share remain issued and outstanding.

On October 2, 2023, the Company entered into a business combination agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”) with Heramba Electric plc, an Irish public limited company duly incorporated under the laws of Ireland, Heramba Merger Corp., an exempted company incorporated in the Cayman Islands with limited liability, Heramba Limited, an Irish private company duly incorporated under the laws of Ireland, and Heramba GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) established under the laws of Germany (“Heramba”), which provides for a proposed business combination through a series of related transactions (collectively, the “Proposed Business Combination”). Concurrently with the execution of the Business Combination Agreement, the Company, Heramba and the Sponsor executed a sponsor support agreement with respect to certain matters to support the consummation of the Proposed Business Combination. The consummation of the Proposed Business Combination is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of the Company’s shareholders and execution of various transaction agreements. There can be no assurance as to whether or when the Proposed Business Combination will be consummated.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Although the Company was incorporated in the Cayman Islands and is currently not a “covered corporation”, there is a possibility that the Company may acquire a U.S. domestic corporation, redomicile as a U.S. domestic corporation or engage in a transaction in which a U.S. domestic corporation becomes the Company’s parent or its affiliate. Although it remains uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of the Company’s Public Shares after December 31, 2022 if the Company was to become a “covered corporation” in the future, including any redemptions in connection with the Extension, the Company’s initial Business Combination or in the event the Company does not consummate an initial Business Combination by May 2, 2024, the Company would not expect the excise tax to apply to redemptions of its Public Shares that occur during a taxable year in which the Company completely liquidates under Sec. 331 of the Code.

If the Company was to become a “covered corporation” in the future, there is a possibility that any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with the Company’s initial Business Combination, certain amendments to the Amended and Restated Memorandum and Articles of Association (including in connection with the Extension) or otherwise. Whether and to what extent the Company would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial Business Combination, certain amendments to the Amended and Restated Memorandum and Articles of Association (including in connection with the Extension) or otherwise, (ii) the structure of the initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial Business Combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the corporation and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. However, the Company has agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of Public Shares, including in connection with the Extension, an initial Business Combination or liquidation. The foregoing could cause a reduction in the cash available on hand to complete the Company’s initial Business Combination and in the Company’s ability to complete an initial Business Combination.

In October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. The full impact of the war between Israel and Hamas and related global economic disruptions on the Company’s financial condition and results of operations, as well as the Company's ability to consummate an initial Business Combination, also remains uncertain. The Company's management will continuously evaluate the effect of the conflict on the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern

As of September 30, 2023, the Company had $199,839 in cash held outside of the Trust Account and a working capital deficit of $3,197,084. The cash held outside the Trust Account is not expected to be sufficient for the Company to operate for the next 12 months from the issuance of the condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by May 2, 2024 (or such later date as may be approved by the Company’s shareholders at a meeting called for such purpose at which the Company’s shareholders will be given the opportunity to have their Public Shares redeemed for a pro rata portion of the funds in the Trust Account), then the Company will cease all operations except for the purpose of liquidating. The expected liquidity concerns, date for mandatory liquidation and subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 7, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 or December 31, 2022.

Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds which were invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Any gain and loss resulting from the change in fair value of these securities is included in gain (loss) on investments held in Trust Account in the accompanying condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $8,263,840 for the nine months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$267,375,787
Redemption of Class A common shares subject to redemption	(161,280,678)
Remeasurement of carrying value to redemption value	8,263,840
Class A ordinary shares subject to possible redemption as of September 30, 2023	$114,358,949

Offering Costs associated with the Initial Public Offering and Non-Redemption Agreements

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

The offering costs directly attributable to the future issuance of the shares under the Non-Redemption Agreements will only be issued in connection with the equity offering and issuance of shares upon the consummation of a Business Combination. Management believes these shares represent a specific incremental cost directly attributable to a proposed or actual offering of securities in accordance with SAB Topic 5A. As the offering has until May 2, 2024 to be completed, SAB Topic 5A provides these offering costs may properly be deferred and charged against the gross proceeds of the offering.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the net (loss) income per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net (loss) income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placements to purchase an aggregate of 21,614,362 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share
Numerator:
Net (loss) income	$(566,717)	$(63,191)	$794,453	$198,613	$1,884,083	$396,948	$7,968,653	$1,992,163
Denominator:
Basic and diluted weighted average shares outstanding	20,570,776	2,293,710	26,377,660	6,594,415	24,420,761	5,145,093	26,377,660	6,594,415
Basic and diluted net (loss) income per share	$(0.03)	$(0.03)	$0.03	$0.03	$0.08	$0.08	$0.30	$0.30

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $19,391,909 or $7.60 per share. The excess of the fair value of the Founder Shares sold over the aggregate purchase price of $10,206 (or $0.004 per share) was determined to be an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. On August 1, 2023, pursuant to the Class B Conversion, the holders of the Founder Shares converted 6,594,414 Founder Shares from shares of Class B common stock into 6,594,414 shares of Class A common stock, which shares include these same transfer restrictions.

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

On October 2, 2023, the Company and EWI mutually agreed to terminate the forward purchase agreement.

Administrative Services Agreement

On October 28, 2021, in connection with the Initial Public Offering, the Company entered into an agreement with EWI to pay a total of $30,000 per month to EWI for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2023 and 2022, the Company incurred $90,000 and $90,000 of expenses under this agreement, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred $270,000 and $270,000 of expenses under this agreement, respectively, and these amounts are included in operating costs within the accompanying condensed statement of operations. For the three months ended September 30, 2023 and 2022, the Company paid $0 and $60,000 of expenses under this agreement, respectively, and these amounts are included in operating costs within the accompanying condensed statement of operations. For the nine months ended September 30, 2023 and 2022, the Company paid $30,000 and $150,000 of expenses under this agreement, respectively. As of September 30, 2023 and December 31, 2022, $305,000 and $65,000 remain unpaid and are recorded in Accrued expenses - related party, respectively.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of September 30, 2023 or December 31, 2022.

The Company issued an unsecured promissory note in the principal amount of up to $500,000 to the Sponsor (the “Promissory Note”). The Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial Business Combination is consummated and (ii) the date that the winding up of the Company is effective. On August 21, 2023, September 27, 2023, and November 6, 2023, the Company drew $50,000, $250,000, and $200,000 from the Promissory Note, respectively. As of September 30, 2023 the outstanding balance of these loans was $300,000 which has not yet been repaid as of September 30, 2023.

Non-Redemption Agreements

On July 25, 2023, the Company entered into the Non-Redemption Agreements with one or more unaffiliated third parties in exchange for them each agreeing not to redeem an aggregate of 760,000 Public Shares in connection with certain proposals considered and voted upon at the Extraordinary General Meeting, in exchange for the Company agreeing to issue or cause to be issued to each such investor 138,000 Post-Combination Shares at the time of the Company’s initial Business Combination. The Company has since entered into additional Non-Redemption Agreements with unaffiliated third parties on the same or similar terms reflecting the above ratio of non-redeemed Class A ordinary shares to Post-Combination Shares. Pursuant to all such Non-Redemption Agreements, the Company has agreed to issue or cause to be issued to such investors an aggregate of 1,645,596 Post-Combination Shares.

The Company determined that the fair value of shares that will be issued to such investors upon the consummation of the offering was $10.39 per share on the grant date of August 1, 2023. As such, the fair value of the shares was recorded as a deferred offering cost as of August 1, 2023, and will be remeasured at each reporting date. At the time of the closing of the offering and issuance of shares in connection with the initial Business Combination, the deferred offering costs will be offset against the proceeds of the issued shares to such investors.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. WARRANTS

As of September 30, 2023 and December 31, 2022, there were 13,188,830 Public Warrants and 8,425,532 Private Placement Warrants outstanding.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares of $0.0001, par value. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 17,473,772 and 26,377,660 Class A ordinary shares issued and outstanding, of which 10,879,358 and 26,377,660 Class A ordinary shares are subject to possible redemption. As of September 30, 2023, the remaining 6,594,414 shares are classified as permanent equity and are comprised of 6,594,414 shares that were converted from Class B common stock into Class A common stock.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 1 and 6,594,415 Class B ordinary shares issued and outstanding.

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

On August 1, 2023, pursuant to the Class B Conversion, the holders of the Founder Shares converted 6,594,414 Founder Shares from shares of Class B common stock into 6,594,414 shares of Class A common stock.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023 (Unaudited)
Assets
Investments held in Trust Account:
Money market funds	$114,458,949	$114,458,949	$—	$—

Deferred offering costs	$17,229,390	$17,229,390	$—	$—
Liabilities
Derivative liability - forward purchase agreement	$1,691,000	$—	$—	$1,691,000

Accrued offering costs	$17,229,390	$17,229,390	$—	$—

Warrant liability – Public Warrants	$1,582,660	$1,582,660	$—	$—
Warrant liability – Private Placement Warrants	1,011,065	—	1,011,065	—
Warrant Liabilities	$2,593,725	$1,582,660	$1,011,065	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money market funds	$267,475,787	$267,475,787	$—	$—
Liabilities
Derivative liability - forward purchase	$318,735	$—	$—	$318,735

Warrant liability – Public Warrants	$527,553	$527,553	$—	$—
Warrant liability – Private Placement	337,022	—	337,022	—
Warrant Liabilities	$864,575	$527,553	$337,022	$—

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker PEGRW. The quoted price of the Public Warrants was $0.12 and $0.04 per warrant as of September 30, 2023 and December 31, 2022, respectively.

The Company utilized a Black-Scholes model for the initial valuation of the Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which were considered Level 3 inputs. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement as of December 31, 2022 due to the use of an observable market quote for a similar asset in an active market. The Company estimates the volatility of its ordinary shares based on a back-solve lattice model which adjusts the trading price of the Public Warrants for the estimated probability of completing the initial Business Combination. However, since the back-solve lattice model did not produce a meaningful volatility for the Private Placement Warrants as of September 30, 2023 and December 31, 2022, the fair value of the Private Placement Warrants were set equal to the fair value of the Public Warrants. The fair value of the Private Placement Warrants was $0.12 and $0.04 per warrant as of September 30, 2023 and December 31, 2022, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. At September 30, 2023, there were no transfers between either Level 1, 2 or 3 inputs.

The model used to estimate the fair value of the derivative liability for the forward purchase agreement is based on the assumption that the forward purchase securities are equivalent to the Company’s Units and determined, on a per unit basis, as the price of the Company’s Units less the present value of the contractually stipulated forward price of $10.00.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides the significant inputs to the model for the fair value of the forward purchase agreement:

	At September 30, 2023	At December 31, 2022
	(Unaudited)
Fair value of unit	$10.58	$10.01
Unit forward price	$10.00	$10.00
Time to Business Combination (in years)	0.50	0.34
Risk-free rate	5.53%	4.54%
Discount factor	97.30%	98.50%
Fair value - derivative liability	$0.846	$0.159

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 1, 2022	$5,156,098
Unrealized gain	(4,500,341)
Transfer of Private Placement Warrants to Level 2 measurement	(337,022)
Fair value as of December 31, 2022	$318,735

Fair value as of December 31, 2022	$318,735
Unrealized loss	163,488
Fair value as of March 31, 2023	482,223
Unrealized loss	1,104,614
Fair value as of June 30, 2023	1,586,837
Unrealized loss	104,163
Fair value as of September 30, 2023	$1,691,000

The Company recognized an unrealized loss on the fair value of warrant liabilities of $1,080,719 and $1,729,150 in the condensed statement of operations for the three and nine months ended September 30, 2023, respectively. The Company recognized an unrealized gain on the fair value of warrant liabilities of $432,286 and $9,510,318 in the condensed statement of operations for the three and nine months ended September 30, 2022, respectively. The Company recognized an unrealized loss on the fair value of derivative liability - forward purchase agreement of $104,163 and $1,372,265 in the condensed statement of operations for the three and nine months ended September 30, 2023, respectively. The Company recognized an unrealized loss on the fair value of derivative liability - forward purchase agreement of $137,259 and an unrealized gain of $237,459 in the condensed statement of operations for the three and nine months ended September 30, 2022, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements other than what is already disclosed in the notes and below.

On October 9, 2023, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that it is not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to have at least 400 total holders for continued listing on the Nasdaq Global Market. The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market. The notice states that the Company has 45 calendar days, or until November 24, 2023, to submit a plan to regain compliance with such rule. The Company intends to submit to Nasdaq a plan to regain compliance within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the notice, or until April 6, 2024, to evidence compliance with such rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision to a Nasdaq Hearings Panel.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Proposed Business Combination (as defined and described below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On November 2, 2021, the Company consummated its initial public offering (the “Initial Public Offering”) of 25,000,000 units at $10.00 per unit (each, a “Unit”). Each Unit consists of one Class A ordinary share (the “Public Shares”) and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. On November 17, 2021, the underwriters of the Initial Public Offering purchased an additional 1,377,660 Units (“Over-Allotment Units”), due to a partial exercise of their over-allotment option, generating gross proceeds of $13,776,600.

We expect to continue to incur significant costs in the pursuit of our acquisition plans, including in connection with the Proposed Business Combination. We cannot assure you that our plans to complete the Proposed Business Combination will be successful.

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

Nasdaq Notice

On August 18, 2023, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) due to a delay in filing our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 with the SEC. The notice was only a notification of deficiency, not of imminent delisting, and had no effect on the listing or trading of our securities on the Nasdaq Global Market. Upon the filing of such Quarterly Report on September 5, 2023, we expect that we have regained compliance with such rule.

On October 9, 2023, we received a notice from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires us to have at least 400 total holders for continued listing on the Nasdaq Global Market. The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Global Market. The notice states that we have 45 calendar days, or until November 24, 2023, to submit a plan to regain compliance with such rule. We intend to submit to Nasdaq a plan to regain compliance within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the notice, or until April 6, 2024, to evidence compliance with such rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision to a Nasdaq Hearings Panel.

Proposed Business Combination

Subsequent to the period covered by this Quarterly Report, on October 2, 2023, we entered into a business combination agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”) with Heramba Electric plc, an Irish public limited company duly incorporated under the laws of Ireland, Heramba Merger Corp., an exempted company incorporated in the Cayman Islands with limited liability, Heramba Limited, an Irish private company duly incorporated under the laws of Ireland, and Heramba GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) established under the laws of Germany (“Heramba”), which provides for a proposed business combination through a series of related transactions (collectively, the “Proposed Business Combination”). Concurrently with the execution of the Business Combination Agreement, the Company, Heramba and our Sponsor executed a sponsor support agreement (the “Sponsor Support Agreement”) with respect to certain matters to support the consummation of the Proposed Business Combination. The consummation of the Proposed Business Combination is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of our shareholders and execution of various transaction agreements. There can be no assurance as to whether or when the Proposed Business Combination will be consummated.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 10, 2021 (inception) have been organizational activities and those necessary to prepare for the Initial Public Offering and, subsequent to the Initial Public Offering, the search for a target for our initial business combination and the completion of the Extension. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of dividend income, interest income or gains on investments on the cash and investments held in the Trust Account. Our expenses have increased substantially after the closing of the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We are also incurring expenses in connection with the Proposed Business Combination.

For the three months ended September 30, 2023, we had net loss of $629,908, which resulted from interest and dividend income on investments held in the Trust Account of $2,300,443, offset by operating costs of $1,745,469, unrealized loss on fair value of warrant liabilities of $1,080,719, and unrealized loss on fair value of the forward purchase agreement of $104,163.

For the three months ended September 30, 2022, we had net income of $993,066, which resulted from unrealized gain on change in fair value of warrant liabilities of $432,286 and interest and dividend income on investments held in the Trust Account of $1,160,124, offset in part by the unrealized loss on fair value of derivative liability - forward purchase agreement of $137,259, and operating costs of $462,085.

For the nine months ended September 30, 2023, we had net income of $2,281,031, which resulted from interest and dividend income on investments held in the Trust Account of $8,263,840 and a gain on waiver of deferred underwriting commissions by underwriter of $456,993, offset in part by unrealized loss on change in fair value of warrant liabilities of $1,729,150, operating costs of $3,338,387, and unrealized loss on fair value of derivative liability - forward purchase agreement of $1,372,265.

For the nine months ended September 30, 2022, we had net income of $9,960,816, which resulted from unrealized gain on fair value of warrant liabilities of $9,510,318, interest and dividend income on investments held in the Trust Account of $1,472,737, unrealized gain on fair value of the forward purchase agreement of $237,459, and unrealized gains on investments held in the Trust Account of $2,900, offset in part by operating costs of $1,262,598.

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

For the nine months ended September 30, 2023, net cash used in operating activities was $615,695, which was due to gain on waiver of deferred underwriting commissions by underwriter of $456,993, interest and dividend income on investments held in the Trust Account of $8,263,840, partially offset by the unrealized loss on fair value of warrant liabilities of $1,729,150, unrealized loss on fair value of derivative liability - forward purchase agreement of $1,372,265, and changes in operating assets and liabilities of $2,722,692.

For the nine months ended September 30, 2022, net cash used in operating activities was $695,100, which was due to unrealized gain on fair value of warrant liabilities of $9,510,318, unrealized gain on fair value of derivative liability - forward purchase agreement of $237,459, interest and dividend income on investments held in the Trust Account of $1,472,737, and unrealized gains on investments held in the Trust Account of $2,900, partially offset by our net income of $9,960,816 and changes in operating assets and liabilities of $567,498.

For the nine months ended September 30, 2023, net cash provided by investing activities was $161,280,678, which was primarily due to proceeds from the Trust Account for payment to redeeming shareholders of $161,280,678.

There were no cash flows from investing activities for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, net cash used in financing activities was $160,980,678, which was due to payment to redeeming shareholders of $161,280,678, partially offset by proceeds from promissory note of $300,000.

There were no cash flows from financing activities for the nine months ended September 30, 2022.

As of September 30, 2023, we had marketable securities held in the Trust Account of $114,458,949 consisting of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations.

As of September 30, 2023, we had cash of $199,839 held outside the Trust Account and a working capital deficit of $3,197,084. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Subsequent to the period covered by this Quarterly Report, on October 25, 2023, we issued an unsecured promissory note in the principal amount of up to $500,000 to our Sponsor (the “Sponsor Promissory Note”), including with respect to certain loaned amounts outstanding from the Sponsor prior to the issuance of the Sponsor Promissory Note. The Sponsor Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated and (ii) the date that our winding up is effective. In the event that we do not consummate an initial business combination, the Sponsor Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. On August 21, 2023, September 27, 2023, and November 6, 2023, we drew $50,000, $250,000, and $200,000 from the Sponsor Promissory Note, respectively. As of September 30, 2023 the outstanding balance of these loans was $300,000 which has not yet been repaid as of September 30, 2023.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $8,263,840 as of September 30, 2023.

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the net (loss) income per share calculation allocates income and losses shared pro rata between Class A ordinary shares and Class B ordinary shares. As a result, the calculated net (loss) income per share is the same for Class A ordinary shares and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option and private placements to purchase an aggregate of 21,614,362 shares in the calculation of diluted net (loss) income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per share is the same as basic income per share for the periods presented.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Forward Purchase Agreement

Pursuant to a forward purchase agreement entered into in connection with the Initial Public Offering, EWI has subscribed to purchase up to 2,000,000 units for $10.00 per unit, or up to $20,000,000, in a private placement to close substantially concurrently with the closing of our initial business combination. Subsequent to the period covered by this Quarterly Report, on October 2, 2023, we mutually agreed with EWI to terminate the forward purchase agreement.

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

Promissory Note - Related Party

We issued the Sponsor Promissory Note in the principal amount of up to $500,000 to our Sponsor, including with respect to certain loaned amounts outstanding from the Sponsor prior to the issuance of the Sponsor Promissory Note. The Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial Business Combination is consummated and (ii) the date that our winding up is effective. In the event that we do not consummate an initial business combination, the Sponsor Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any.

Proposed Business Combination

We have entered into the Business Combination Agreement and the Sponsor Support Agreement in connection with the Proposed Business Combination, as described above.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were effective.

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

Delays in the government budget process or a government shutdown may materially adversely affect our ability to complete our initial business combination or the operations of the combined company following our initial business combination.

Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown will close many federally run operations, which includes those of the SEC, and halt work for federal employees unless they are considered essential. If a government shutdown was to occur, and the SEC were to remain closed for a prolonged period of time, we may not be able to complete our initial business combination by May 2, 2024 as required by the Articles (or such later date as may be approved by our shareholders), particularly if the SEC is unable to timely review our filings, or those of a target business or other entity, that relate to our initial business combination or to declare such filings effective as may be applicable. Additionally, following consummation of our initial business combination, the combined company’s operations or its ability to raise additional capital to support its operations could be materially adversely affected by any prolonged government shutdown.

Military or other conflicts in Ukraine, including as a result of the Russia-Ukraine conflict, the Middle East, including as a result of the Israel-Hamas conflict, or elsewhere may lead to increased volume and price volatility for publicly traded securities or affect the operations or financial condition of our company or potential target companies, which could make it more difficult for us to consummate our initial business combination.

Military or other conflicts in Ukraine, including as a result of the Russia-Ukraine conflict, the Middle East, including as a result of the Israel-Hamas conflict, or elsewhere may lead to increased volume and price volatility for publicly traded securities or affect the operations or financial condition of our company or potential target companies, and to other company- or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to consummate our initial business combination.

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

On October 25, 2023, we issued the Sponsor Promissory Note to our Sponsor, which bears no interest and is due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated and (ii) the date that our winding up is effective. The issuance of the Sponsor Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

For a description of the use of the proceeds generated in the Initial Public Offering, including the effects of the Deferred Fee Waivers and the Extension, and the Sponsor Promissory Note, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
2.1(1)	Business Combination Agreement, dated October 2, 2023, among the Company, Heramba Electric plc, Heramba Merger Corp., Heramba Limited and Heramba GmbH
3.1(2)	Amended and Restated Memorandum and Articles of Association
3.2(3)	Amendments to the Amended and Restated Memorandum and Articles of Association, effective as of August 1, 2023
10.1(4)	Form of Non-Redemption Agreement
10.2(3)	Amendment to Investment Management Trust Agreement, dated August 1, 2023, between the Company and Continental Stock Transfer & Trust Company
10.3(1)	Sponsor Support Agreement, dated October 2, 2023, among the Company, Heramba GmbH and Smilodon Capital, LLC
10.4(5)	Promissory Note issued in favor of Smilodon Capital, LLC, dated October 25, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 6, 2023 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2023 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 26, 2023 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 31, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

Date: November 20, 2023	By:	/s/ Srinath Narayanan
		Name:	Srinath Narayanan
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Prakash Ramachandran
		Name:	Prakash Ramachandran
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)