Form 10-K
period 2023-12-31
Project Energy Reimagined Acquisition Corp.
filed 2024-04-17
CIK 1847241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code: (415) 205-7937

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Auditor Firm ID:	Auditor Name:	Auditor Location:
688	Marcum LLP	Houston, TX, USA

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $285,411,546 (based on the closing sales price of the Class A ordinary shares on June 30, 2023, of $10.36 as reported on the Nasdaq Global Market).

As of April 16, 2024, there were 17,473,772 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

Annual Report on Form 10-K for the year ended December 31, 2023

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “report”) or the context otherwise requires, references to:

●	“additional anchor investors” are to certain qualified institutional buyers or institutional accredited investors, none of which is affiliated with any member of our management team, that participated in our initial public offering and, in connection therewith, acquired founder shares from our sponsor;

●	“anchor investors” are to the original anchor investors and the additional anchor investors;

●	“Business Combination Agreement” are to the Business Combination Agreement, dated as of October 2, 2023, by and among our company, Holdco, Merger Sub, the Seller and Heramba, as may be amended, supplemented, or otherwise modified from time to time;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“EWI Capital” are to EWI Capital SPAC I LLC, which is an affiliate of Srinath Narayanan (our President and Chief Executive Officer) and a member of our sponsor;

●	“final prospectus” are to the final prospectus for our initial public offering filed with the SEC on November 1, 2021;

●	“Form F-4” are to the registration statement on Form F-4 (File No. 333-275903) initially filed by Holdco with the SEC on December 6, 2023 in connection with the Business Combination, as amended;

●	“founder shares” are to the Class B ordinary shares issued prior to our initial public offering and any Class A ordinary shares issued upon conversion thereof (for the avoidance of doubt, such Class A ordinary shares are not “public shares”);

●	“Heramba” are to Heramba GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) established under the laws of Germany;

●	“Holdco” are to Heramba Electric plc, an Irish public limited company incorporated under the laws of Ireland;

●	“initial public offering” are to our initial public offering consummated on November 2, 2021, including the closing of the partial exercise of the underwriters’ over-allotment option consummated on November 17, 2021, as the context requires;

●	“initial shareholders” are to the holders of the founder shares prior to our initial public offering and their permitted transferees, as applicable;

●	“management” or our “management team” are to our executive officers and directors;

●	“memorandum and articles of association” are to our amended and restated memorandum and articles of association, as amended to the date of this report;

●	“Merger Sub” are to Heramba Merger Corp., an exempted company incorporated in the Cayman Islands with limited liability;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“original anchor investors” are to certain investment funds and managed accounts managed by or affiliated with Atalaya Capital Management LP, Apollo Capital Management, L.P. and an additional qualified institutional buyer, none of which is affiliated with any member of our management team, that participated in our initial public offering and, in connection therewith, acquired membership interests in our sponsor representing indirect beneficial interests in certain founder shares and private placement warrants held by our sponsor;

●	“private placement warrants” are to the warrants that were sold in private placements to our sponsor simultaneously with the closing of our initial public offering and the partial exercise of the underwriters’ over-allotment option;

●	“Proposed Business Combination” are to the transactions contemplated by the Business Combination Agreement, collectively;

●	“public shares” are to the Class A ordinary shares sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public warrants” are to (i) our redeemable warrants sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market) and (ii) the private placement warrants and any warrants that may be issued upon conversion of working capital loans if such warrants are held by third parties other than the initial purchasers or their permitted transferees;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Seller” are to Heramba Limited, an Irish private company limited by shares duly incorporated under the laws of Ireland;

●	“sponsor” are to Smilodon Capital, LLC, a Delaware limited liability company;

●	“units” are to the units issued in our initial public offering, each of which consisted of one Class A ordinary share and one-half of one redeemable warrant;

●	“warrants” are to the public warrants and the private placement warrants; and

●	“we,” “us,” “company” or “our company” are to Project Energy Reimagined Acquisition Corp., an exempted company incorporated in the Cayman Islands with limited liability.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report may constitute “forward-looking statements” for purposes of federal securities laws, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements may constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholder value are beyond our ability to control or predict.

Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to maintain the listing of our securities on The Nasdaq Stock Market LLC (“Nasdaq”) or another national securities exchange prior to or following our initial business combination;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, the invasion of Ukraine by Russia, the escalation of conflict in Israel, increases in inflation and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our officers and directors to generate a number of potential business combination opportunities, if we are unable to complete the Proposed Business Combination;

●	the liquidity and trading of our public securities;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance, including following our initial business combination.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Our public shareholders may not be afforded an opportunity to vote on our initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination by May 2, 2024 (or such later date as may be approved by our shareholders), may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

v

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants, including as a result of the partial exercise of the underwriters’ over-allotment option, not being held in the trust account are insufficient to allow us to operate until May 2, 2024 (or such later date as may be approved by our shareholders), it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

In addition to the risks and uncertainties set forth in this report, we face certain material risks and uncertainties related to the Proposed Business Combination. If we succeed in effecting the Proposed Business Combination, we will face additional and different risks and uncertainties related to the business of the combined company. For more information regarding the risk factors related to the Proposed Business Combination, see the Form F-4 filed by Holdco with the SEC in connection with the Proposed Business Combination and the related definitive proxy statement/prospectus filed by Holdco and our company with the SEC on March 19, 2024.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on February 10, 2021 as a Cayman Islands exempted company and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. While we may pursue an initial business combination in any industry, sector or geographic region, we have focused on targets that enable what we call the “Electric Grid 2.0”. We believe the “Electric Grid 2.0” addresses several mega trends that are creating a long tail of value-creating opportunities within the energy storage value-chain, including: (i) climate change and mandated reduction of GHG emissions, with a resulting increase in the share of renewable power generation (and associated grid-stability challenges); (ii) electrification of transportation, AI enabled grid optimization, V2G and V2X technology and smart battery management systems; and (iii) second life use of batteries and end of life battery recycling. Our mission is to partner with companies that have a roadmap to execute on the world’s energy transition to clean energy, and more specifically, those that enable technological advances to facilitate the increasing demand for energy storage. We seek to partner with a company that shares our overarching goal of solving goal seven of the United Nations Sustainable Development Goals to “ensure access to affordable, reliable, sustainable and modern energy for all” while utilizing our combined experience to drive sustainable growth and long-term economic value.

On November 2, 2021, we consummated our initial public offering of 25,000,000 units, at $10.00 per unit, generating gross proceeds of $250,000,000. Each unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Simultaneously with the closing of our initial public offering, we consummated the private placement of 8,150,000 private placement warrants to our sponsor, Smilodon Capital, LLC, at a price of $1.00 per private placement warrant, generating proceeds of $8,150,000. We granted the underwriters of our initial public offering a 45-day option to purchase up to 3,750,000 additional units to cover over-allotments. On November 12, 2021, the underwriters partially exercised the over-allotment option and, on November 17, 2021, purchased an additional 1,377,660 units, generating gross proceeds of $13,776,600. Simultaneously with the closing of the partial exercise of the over-allotment option, we consummated the private placement of 275,532 private placement warrants to our sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $275,532.

A total of $263,776,600 ($10.00 per unit) of the proceeds from the initial public offering, including the partial exercise of the over-allotment option, and simultaneous private placements of private placement warrants were placed in a trust account at J.P. Morgan Chase Bank, N.A. (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except for the withdrawal of interest to pay taxes, if any (and up to $100,000 of interest to pay dissolution expenses), our memorandum and articles of association provide that none of the funds held in the trust account will be released until the earliest of: (i) our completion of an initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 2, 2024 (or such later date as may be approved by our shareholders); and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the required time period. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations.

Prior to the consummation of our initial public offering, on February 18, 2021, our sponsor paid $25,000 to purchase 8,625,000 founder shares, or approximately $0.003 per share. On July 29, 2021, our sponsor surrendered 1,437,500 founder shares to us for no consideration, resulting in a decrease in the total number of founder shares outstanding to 7,187,500. Our sponsor transferred to our independent directors and the additional anchor investors an aggregate of 1,321,717 founder shares. On December 12, 2021, in connection with the expiration of the remaining portion of the underwriters’ over-allotment option, our sponsor forfeited 593,085 founder shares to us for no consideration, and 6,594,415 founder shares remain outstanding. On August 1, 2023, pursuant to the Class B Conversion (as defined below) in connection with the Extension (as defined below), 6,594,414 founder shares were converted from Class B ordinary shares to Class A ordinary shares on a one-for-one basis.

A total of eleven anchor investors purchased units in our initial public offering. In connection with such purchases, (i) the three original anchor investors subscribed for interests in our sponsor representing an aggregate of 1,379,850 founder shares and certain of the private placement warrants held by our sponsor, which interests may be subject to forfeiture or repurchase in connection with the transfer or redemption of public shares acquired by the original anchor investors at the time of our initial public offering, and (ii) the additional anchor investors purchased an aggregate of 1,171,717 founder shares from our sponsor, in each case at prices similar to those paid by our sponsor for the founder shares and private placement warrants, as applicable.

On April 17, 2023 and April 27, 2023, by formal notice in writing to us and at our request, J.P. Morgan Securities LLC and BofA Securities, Inc., respectively, constituting all of the underwriters of our initial public offering, gratuitously waived their rights to 100% of the deferred fee payable to such underwriters upon completion of our initial business combination pursuant to the underwriting agreement entered into at the time of our initial public offering (the “Underwriting Agreement”), totaling $9,232,181 (collectively, the “Deferred Fee Waivers”).

On August 1, 2023, we held an extraordinary general meeting in lieu of the 2023 annual general meeting of our shareholders (the “Extension Meeting”) at which meeting our shareholders approved, among other matters, (i) an amendment to our memorandum and articles of association (as then in effect) to extend the date by which we must consummate an initial business combination from August 2, 2023 to May 2, 2024, or such earlier date as determined by our board of directors, for a total extension of up to nine months (collectively, the “Extension”), and (ii) an amendment to the trust agreement entered into at the time of our initial business combination (as amended, the “Trust Agreement”) to provide for the Extension. In connection with the implementation of the Extension, (i) on August 1, 2023, our initial shareholders voluntarily elected to convert 6,594,414 founder shares from Class B ordinary shares to Class A ordinary shares on a one-for-one basis in accordance with our memorandum and articles of association (collectively, the “Class B Conversion”), and (ii) we redeemed 15,498,302 Class A ordinary shares tendered for redemption by our public shareholders, at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $161.3 million (the “Extension Redemption”). After the satisfaction of the Extension Redemption, the balance in the trust account was approximately $113.2 million. Upon completion of the Class B Conversion followed by the Extension Redemption, 17,473,772 Class A ordinary shares and one Class B ordinary share remain issued and outstanding. Notwithstanding the Class B Conversion, the holders of founder shares will not be entitled to receive any funds held in the trust account with respect to any such converted shares.

On July 25, 2023, we entered into one or more agreements (the “Non-Redemption Agreements”) with one or more unaffiliated third parties in exchange for them each agreeing not to redeem an aggregate of 760,000 public shares in connection with certain proposals considered and voted upon at the Extension Meeting, in exchange for our agreeing to issue or cause to be issued to each such investor 138,000 Class A ordinary shares (or equivalent securities of the post-combination company) (“Post-Combination Shares”) at the time of our initial business combination. We subsequently entered into additional Non-Redemption Agreements with unaffiliated third parties on the same or similar terms reflecting the above ratio of non-redeemed public shares to Post-Combination Shares, in each case with respect to the Extension Meeting. Pursuant to all such Non-Redemption Agreements, we have agreed to issue or cause to be issued to such investors an aggregate of 1,645,596 Post-Combination Shares. In addition, we have agreed that we will not utilize any funds from the trust account to pay any potential excise taxes that may become due pursuant to the Inflation Reduction Act of 2022 (“IR Act”) upon a redemption of public shares, including in connection with the Extension, an initial business combination or our liquidation.

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq Global Market under the symbols “PEGRU,” “PEGR” and “PEGRW,” respectively. Our units commenced public trading on November 2, 2021, and our Class A ordinary shares and warrants commenced separate public trading on December 20, 2021.

Subsequent to the period covered by this report, on April 8, 2024, we filed a preliminary proxy statement in connection with a possible further extension of the period of time in which we must consummate an initial business combination. We are preparing for such extension out of an abundance of caution if unforeseen events arise that would delay the consummation of the Proposed Business Combination beyond May 2, 2024. If we consummate the Proposed Business Combination on or prior to May 2, 2024, we would expect to abandon our efforts to seek such extension.

Proposed Business Combination

On October 2, 2023, we entered into the Business Combination Agreement with Holdco, Merger Sub, the Seller and Heramba, which provides for the Proposed Business Combination. On December 6, 2023, Holdco initially filed with the SEC the Form F-4 in connection with the Proposed Business Combination, which was subsequently amended on January 16, 2024, February 27, 2024 and March 15, 2024. The Form F-4 contains a preliminary proxy statement/prospectus that constitutes (i) a preliminary proxy statement relating to the Proposed Business Combination in connection with our solicitation of proxies for the vote by our shareholders regarding the Proposed Business Combination and related matters, as described in the Form F-4, and (ii) a preliminary prospectus relating to, among other things, the offer of the securities to be issued by Holdco in connection with the Proposed Business Combination.

Subsequent to the period covered by this report, on March 19, 2024, the Form F-4 was declared effective by the SEC, and Holdco and our company filed the definitive proxy statement/prospectus related to the Proposed Business Combination (the “definitive proxy statement/prospectus”) with the SEC. On or about March 19, 2024, we commenced the mailing of the definitive proxy statement/prospectus and other relevant documents to our shareholders as of March 1, 2024, the record date established for voting on the Proposed Business Combination. The terms of the Business Combination Agreement and other related ancillary agreements, including those noted below, are summarized in more detail in the Form F-4 and the definitive proxy statement/prospectus.

Also subsequent to the period covered by this report, on March 28, 2024, we held an extraordinary general meeting of shareholders (the “Business Combination Meeting”) to consider and vote upon the proposals set forth in the definitive proxy statement/prospectus. At the Business Combination Meeting, our shareholders approved the Business Combination Proposal, the Merger Proposal and each of the Advisory Governance Proposals, in each case as defined and described in more detail in the definitive proxy statement/prospectus. The final proposal, set forth as the Adjournment Proposal in the definitive proxy statement/prospectus, was not presented to our shareholders for vote. We expect the Proposed Business Combination to close, and the Holdco Ordinary Shares and Holdco Warrants (each as defined and described below) to be listed on Nasdaq under the ticker symbols “PITA” and “PITAW,” respectively, as soon as practicable.

Business Combination Agreement

Pursuant to the Business Combination Agreement, each of the following transactions will occur in the following order: (i) immediately prior to the effective time of the Merger (as defined below) (the “Merger Effective Time”), (1) each of our issued and outstanding units will be automatically separated into its component securities (the “Unit Separation”) and (2) the sole issued and outstanding Class B ordinary share will be automatically converted into one Class A ordinary share (such conversion, the “Closing Class B Conversion”); (ii) at the Merger Effective Time, we will enter into a plan of merger with Merger Sub, pursuant to which Merger Sub will merge with and into our company (the “Merger”), with our company being the surviving company in the Merger (the “Surviving Company”) and becoming a direct, wholly owned subsidiary of Holdco; (iii) at the Merger Effective Time, (a) each Class A ordinary share issued and outstanding immediately prior to the Merger Effective Time (which, for the avoidance of doubt, will include the Class A ordinary shares held as a result of the Unit Separation and the Closing Class B Conversion) will be automatically cancelled in exchange for the right to be issued one ordinary share in the capital of Holdco with a nominal value of €0.0001 (“Holdco Ordinary Shares”), (b) each public warrant will remain outstanding but will be automatically adjusted to become one Holdco public warrant (“Holdco Public Warrants”), (c) each private placement warrant will remain outstanding but will be automatically adjusted to become one Holdco private warrant (“Holdco Private Warrants” and together with the Holdco Public Warrants, the “Holdco Warrants”), (d) each Class A ordinary share properly tendered for redemption and issued and outstanding immediately prior to the Merger Effective Time will be automatically cancelled and cease to exist and will thereafter represent only the right to be paid a pro rata portion of the trust account pursuant to our memorandum and articles of association, (e) each dissenting ordinary share issued and outstanding immediately prior to the Merger Effective Time held by a dissenting shareholder will be automatically cancelled and cease to exist and will thereafter represent only the right to be paid the fair value of such dissenting ordinary share and such other rights as are granted by the Companies Act and (f) each ordinary share of Merger Sub issued and outstanding at the Merger Effective Time will be automatically cancelled in consideration for the issuance of one validly issued, fully paid and non-assessable ordinary share of par value $1.00 in the Surviving Company; (iv) immediately following the Merger Effective Time, pursuant to a transfer agreement to be entered into by and between the Seller and Holdco, the Seller will transfer as a contribution to Holdco, and Holdco will assume from the Seller, the shares in Heramba, all of which are held by the Seller, in exchange for the issuance by Holdco of 36,700,000 Holdco Ordinary Shares (the “Share Consideration”) to Seller; and (v) all deferred ordinary shares in the capital of Holdco with a nominal value of €1.00 each (“Holdco Deferred Shares”) shall within one month of the Merger Effective Time be surrendered by the holder thereof to Holdco for nil consideration and such Holdco Deferred Shares shall thereafter be held as treasury shares by Holdco in satisfaction of the minimum capital requirements for a public limited company under Irish law.

The consummation of the Proposed Business Combination is subject to a number of conditions set forth in the Business Combination Agreement including, among others, the Holdco Ordinary Shares being approved for listing on Nasdaq or another national securities exchange and the execution of various transaction agreements. There can be no assurance as to whether or when the Proposed Business Combination will be consummated.

Heramba Sole Shareholder Written Consent

Concurrently with the execution and delivery of the Business Combination Agreement, the Seller, as the sole shareholder of Heramba, delivered to us a written consent pursuant to which, among other things, it approved the execution of the Business Combination Agreement and related ancillary agreements, and approved the transactions contemplated thereby.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, we entered into a sponsor support agreement (the “Sponsor Support Agreement”) with Heramba and our sponsor, pursuant to which, among other things, our sponsor (a) agreed to vote any ordinary shares held by it as of the record date established for voting on the Proposed Business Combination in favor of the Business Combination Agreement, the Proposed Business Combination and each of the proposals set forth in the Form F-4, and against any action that would reasonably be expected to impede the completion of the Proposed Business Combination as described therein, (b) agreed not to transfer such shares until the earliest of the closing of the Proposed Business Combination (the “Closing”) or the termination of the Business Combination Agreement, except as set forth therein, (c) agreed not to redeem such shares in connection with the Proposed Business Combination (which waiver of redemption rights was initially provided in connection with our initial public offering in consideration for receipt of founder shares, and for certain covenants and commitments pursuant to a letter agreement entered into at the time of our initial public offering, and without any separate consideration paid in connection with providing such waiver) and (d) waived certain anti-dilution rights with respect to any such shares that are Class B ordinary shares.

Share Contribution Agreement

In connection with the Closing, the Seller and Holdco will enter into a transfer agreement (the “Share Contribution Agreement”) immediately following the Merger Effective Time, pursuant to which the Seller will transfer as a contribution to Holdco, and Holdco will assume from the Seller, all of the shares in Heramba (the “Contributed Shares”), in exchange for the issuance by Holdco of the Share Consideration to the Seller.

Lock-Up Agreement

In connection with the Closing, Holdco and certain holders of Holdco securities upon the Closing, including our sponsor, certain of our directors and executive officers and certain Heramba shareholders holding greater than 5% of the outstanding Holdco Ordinary Shares upon the Closing, will enter into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which, among other things, each of such holders will agree to not effect any sale or distribution of the Lock-Up Securities (as defined therein), subject to certain customary exceptions set forth in the Lock-Up Agreement, until the earliest of: (i) the twelve month anniversary of the date of the Closing (the “Closing Date”), (ii) such time that the trading price of the Holdco Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 calendar days after the Closing Date, and (iii) such date on which Holdco completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all Holdco shareholders having the right to exchange their Holdco Ordinary Shares for cash, securities or other property. The Lock-Up Securities include up to 5,422,698 Holdco Ordinary Shares to be issued in exchange for the founder shares held by our sponsor and certain of our officers and directors, and 34,000,000 Holdco Ordinary Shares to be held by certain Heramba shareholders.

Registration Rights Agreement

In connection with the Closing, Holdco and certain holders of Holdco securities upon the Closing, including our sponsor, will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, Holdco will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain Holdco Ordinary Shares and other equity securities of Holdco that are held by the parties thereto from time to time. In addition, Holdco will agree to provide such holders with customary demand and piggyback registration rights with respect to the Registrable Securities (as defined therein). Such Registrable Securities are expected to include up to 6,594,415 Holdco Ordinary Shares to be issued in exchange for the founder shares, 8,425,532 Holdco Private Warrants resulting from the automatic adjustment of our private placement warrants at the Merger Effective Time (and the Holdco Ordinary Shares underlying such Holdco Private Warrants), 1,645,596 Holdco Ordinary Shares to be issued as the Post-Combination Shares under the Non-Redemption Agreements, and 36,700,000 Holdco Ordinary Shares to be held by certain Heramba shareholders.

Amended and Restated Warrant Agreement

In connection with the Closing, prior to the Merger Effective Time, we will enter into an amended and restated warrant agreement (the “Amended and Restated Warrant Agreement”) with Holdco and Continental Stock Transfer & Trust Company, as warrant agent, and any successor warrant agent, pursuant to which the terms and conditions of the warrant agreement entered into at the time of our initial public offering (the “Warrant Agreement”) will be amended and restated to, among other things, reflect the automatic adjustment of our public warrants to Holdco Public Warrants and our private placement warrants to Holdco Private Warrants.

Acquisition Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to consummate an initial business combination with a target business that does not meet one or all of these criteria and guidelines. We have broadly focused on target businesses that we believe possess some or all of the following attributes:

●	High-growth potential across the emerging “Electric Grid 2.0” landscape with an ESG-focus: We seek companies that are well-positioned to capture market share in a large addressable market supported by long-term secular trends and favorable macroeconomic dynamics. These industry segments and candidates include, but are not limited to:

●	grid reliability and stability solutions that enable increased use of renewable power generation;

●	electrification of transportation and electric vehicle infrastructure with grid exposure or interest in expanding grid exposure;

●	smart and/or AI-enabled grid optimization, V2G and V2X power and battery management technologies;

●	second-life use of batteries including the use of upcycled EV batteries for stationary applications;

●	end-of life and/or battery recycling and recovery of metals and other high-value raw materials;

●	energy storage companies with particular focus on electric grids, and the ability to form a company capable of managing multiple battery technologies; and

●	independent power producers with existing renewables exposure fit for expansion, and in particular, the platform and appetite to scale renewable energy portfolios using battery storage and/or experience and interest in the development or expansion of micro-grids.

●	Strong track record of technology and product innovation: We seek companies with a strong history of innovation with limited capital intensity requirements, which also offer unique, differentiated products and value-added services to customers globally, along with a sustainable, leading market position.

●	Operational enhancement opportunities: We seek companies that can benefit from our management team’s ability to drive efficiencies and implement processes to generate continuous improvement, which is expected to have strong potential to create post-closing value creation.

●	Ability to scale and accelerate growth via acquisition opportunities: We seek companies that have enhanced potential to achieve significant scale through execution of strategic mergers and acquisitions. We believe that our broad network and extensive transaction experience will facilitate identifying, executing and successfully integrating acquisitions that will create shareholder value and enhance our long-term growth profile.

●	Best-in-class management team: We seek companies with a professional management team whose interests are aligned with those of our investors and complement the expertise of our own management team.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event we decide to complete our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination which would be in the form of tender offer documents or proxy solicitation materials we would file with the SEC.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of our board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

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

Our founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our founders, sponsor, officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, may have conflicts of interest in allocating management time among our various business activities.

Redemption Rights for Holders of Public Shares Upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (if any), divided by the number of then outstanding public shares. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions we may pay to the underwriters of our initial public offering. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and, with respect to our sponsor, officers and directors, any public shares they may hold in connection with the completion of our initial business combination.

Conduct of Redemptions Pursuant to Tender Offer Rules

We may not be required by law to hold a shareholder vote. If we are not required by law and do not otherwise decide to hold a shareholder vote, we will, pursuant to our memorandum and articles of association, conduct redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under the SEC’s proxy rules.

Submission of Our Initial Business Combination to a Shareholder Vote

If we hold a shareholder vote, we will, like many blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of our company. Our sponsor, officers and directors have agreed to vote their founder shares and any public shares they may hold in favor of our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and, with respect to our sponsor, officers and directors, their public shares in connection with the completion of our initial business combination.

Potential Actions to Secure Requisite Shareholder Approvals

Subject to applicable securities laws, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of public shares or public warrants such persons may purchase in such transactions, subject to compliance with applicable law, including Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Nasdaq rules. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions. Such persons will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller of such public shares or during a restricted period under Regulation M under the Exchange Act. Such purchases may include a contractual acknowledgment that a shareholder, although still the record holder of public shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem such shares.

Any such privately negotiated purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act, including, in relevant part, through adherence to the following: (a) such purchases would only be effected at purchase prices that are equal to or below the redemption price of the public shares in connection with our initial business combination, (b) no such shares would be voted in favor of our initial business combination and (c) no exercise of redemption rights would be made by the purchasers with respect to such shares.

We would disclose in a Current Report on Form 8-K prior to the shareholder meeting to vote on our initial business combination (i) the number of public shares purchased outside of the redemption offer, along with the purchase price(s) for such public shares, (ii) the purpose of any such purchases, (iii) the impact, if any, of the purchases on the likelihood that the business combination would be approved, (iv) the identities of the securityholders who sold to our sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of the securityholders (e.g., five percent security holders) who sold such public shares and (v) the number of public shares for which we had received redemption requests pursuant to the redemption offer. Further, any such purchases would be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements.

The purpose of any such purchases of shares would be to increase the likelihood of obtaining shareholder approval of our initial business combination or otherwise limiting the number of public shares electing to redeem. The purpose of any such purchases of warrants could be to reduce the number of public warrants outstanding. If such transactions are effected, the consequence could be to cause our initial business combination to be consummated in circumstances where such consummation could not otherwise occur. Consistent with SEC guidance, shares purchased pursuant to such purchases of shares by the persons described above would not be permitted to be voted for our initial business combination. In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, advisors or their affiliates anticipate that they may identify the shareholders with whom such persons may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or their affiliates enter into such a private purchase, such persons would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or to vote against our initial business combination. Our sponsor, directors, officers, advisors or their affiliates would only make such purchases that comply with Regulation M under the Exchange Act and other applicable federal securities laws.

Any such purchases by our sponsor, directors, officers, advisors or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) of and Rule 10b-5 under the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers, advisors or their affiliates would not make such purchases that would violate Section 9(a)(2) of or Rule 10b-5 under the Exchange Act.

Limitation on Redemption Rights Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to excess shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force our company or management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including excess shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our memorandum and articles of association provide that we have until May 2, 2024 to complete our initial business combination. If we are unable to complete our initial business combination within such time period (or by such later date as may be approved by our shareholders), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the required time period.

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

Employees

We currently have five executive officers: Mr. Srinath Narayanan (President and Chief Executive Officer), Mr. David Roberts (Chief Operating Officer), Mr. Prakash Ramachandran (Chief Financial Officer), Mr. Tim Dummer (Head of Business Strategy) and Dr. Kathy Liu (Head of Technology Strategy). These individuals are not obligated to devote any specific number of hours to our matters, but they have devoted and will continue to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the end of that fiscal year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our executive offices are located at 1280 El Camino Real, Suite 200, Menlo Park, California 94025 and our phone number is (415) 205-7937. Our corporate website address is www.pegyr.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this report. You should not rely on any such information in making your decision whether to invest in our securities.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

In addition to the risks and uncertainties set forth in this report, we face certain material risks and uncertainties related to the Proposed Business Combination. If we succeed in effecting the Proposed Business Combination, we will face additional and different risks and uncertainties related to the business of the combined company. For more information regarding the risk factors related to the Proposed Business Combination, see the Form F-4 filed by Holdco in connection with the Proposed Business Combination and the related definitive proxy statement/prospectus filed by Holdco and our company with the SEC on March 19, 2024.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had $127,624 in cash held outside of the trust account and a working capital deficit of $4,808,448. Further, we have incurred and expect to continue to incur significant costs undertaking in-depth due diligence and negotiating our initial business combination agreement. Our plans to raise capital and to consummate our initial business combination may not be successful. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. The financial statements contained in this report do not include any adjustments that might result from the outcome of this uncertainty.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of our financial statements as of December 31, 2023, management identified a material weakness in our internal control over financial reporting that existed due to a lack of formal review controls, as required by COSO principles, over the accounting for complex financial instruments, to achieve complete, accurate and timely financial accounting, reporting and disclosures, resulting in adjustments to several accounts and disclosures.

A material weakness is a deficiency, or combination of deficiencies, in a company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

In connection with the preparation of our financial statements as of December 31, 2023, management identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the resulting adjustments to several accounts and disclosures, and other matters that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of the founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of the founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public shareholders do not approve of the business combination we complete.

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

In connection with the Extension, we redeemed 15,498,302 public shares tendered for redemption by our public shareholders, and 10,879,358 public shares remain outstanding. Our initial shareholders, directors and officers collectively hold 6,594,415 founder shares, representing approximately 37.7% of our issued and outstanding ordinary shares, of which 1,171,717 founder shares, or approximately 6.7% of our issued and outstanding ordinary shares, are held directly by the additional anchor investors. Such additional anchor investors will have the discretion to vote any ordinary shares over which they have voting control (including any public shares owned by them) in any manner they choose with respect to our initial business combination, although their ownership of founder shares may make it more likely that they will vote in favor of our initial business combination. Our memorandum and articles of association provide that approval of an initial business combination generally requires an ordinary resolution under Cayman Islands law, being the affirmative vote of at least a majority of our ordinary shares entitled to vote thereon and voted. As a result, in addition to the founder shares (assuming the additional anchor investors vote in favor of our initial business combination), we would need 2,142,472 public shares, or approximately 19.7% of the public shares currently issued and outstanding (assuming all issued and outstanding shares are voted), or no public shares (assuming only the minimum number of shares representing a quorum are voted) to be voted in favor of an initial business combination in order to have such business combination approved. Accordingly, the agreement by our sponsor, officers and directors to vote in favor of our initial business combination, and the likelihood that the additional anchor investors will vote in favor of our initial business combination, may increase the likelihood that we will receive the requisite shareholder approval for our initial business combination and may result in the approval of an initial business combination even if no public shares are voted in favor of such business combination.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights in connection with our initial business combination, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. This risk is magnified because we paid approximately $161.3 million out of the trust account to shareholders that tendered their public shares for redemption in connection with the Extension. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

The requirement that we complete our initial business combination by May 2, 2024 (or such later date as may be approved by our shareholders), may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by May 2, 2024 (or such later date as may be approved by our shareholders). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other pandemic-related events, and the status of debt and equity markets.

Since it was first reported in December 2019, a novel strain of coronavirus, which causes COVID-19, has spread across the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 pandemic has caused, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination at all if concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or a target business’s personnel, or vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to complete our initial business combination by May 2, 2024 (or such later date as may be approved by our shareholders), in which case, unless any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our memorandum and articles of association is approved, we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by May 2, 2024 (or such later date as may be approved by our shareholders). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and Ukraine, the Israel/Hamas conflict, inflation and the continued impact of outbreaks of COVID-19 in both the U.S. and globally. These factors could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, these and other factors may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our memorandum and articles of association, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

In the event that our sponsor, initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to increase the likelihood of obtaining the requisite shareholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds then held in the trust account, plus any interest income (less up to $100,000 of interest to pay dissolution expenses). If the balance of the trust account is reduced as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that was not selected prior to our initial public offering, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,001 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable, and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully consummating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants, including as a result of the partial exercise of the underwriters’ over-allotment option, not being held in the trust account are insufficient to allow us to operate until May 2, 2024 (or such later date as may be approved by our shareholders), it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

As of December 31, 2023, we had cash of $127,624 held outside the Trust Account and a working capital deficit of $4,808,448. We believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

On October 25, 2023, we issued an unsecured promissory note to our sponsor, whereby our sponsor has agreed to loan up to $500,000 to us for working capital needs. Additionally, on January 26, 2024, we issued an unsecured promissory note to Srinath Narayanan (our President and Chief Executive Officer), whereby Mr. Narayanan has agreed to loan up to $375,000 to us for working capital needs. Each loan accrues no interest on the unpaid principal balance and is due on the earlier of (i) the date on which we consummate an initial business combination and (ii) the date that our winding up is effective. As of the date of this report, we had an aggregate outstanding balance of $850,000 under such notes. In the event that we do not consummate an initial business combination, such notes will be repaid only from amounts remaining outside of the trust account, if any.

If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we have sought and will continue to seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of our initial public offering as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement in connection with our initial public offering, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

On December 27, 2022, the Treasury released Notice 2023-2, which provides taxpayers with interim guidance on the excise tax that may be relied upon until the Internal Revenue Service (the “IRS”) issues proposed Treasury regulations on such matter. Notice 2023-2 includes as one of its exceptions to the excise tax a distribution in complete liquidation of a “covered corporation”, to which Sec. 331 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), applies (so long as Sec. 332(a) of the Code also does not also apply).

Although we were incorporated in the Cayman Islands and currently are not a “covered corporation”, there is a possibility that we may acquire a U.S. domestic corporation, redomicile as a U.S. domestic corporation or engage in a transaction in which a U.S. domestic corporation becomes our parent or affiliate. Although it remains uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of the public shares after December 31, 2022 if we were to become a “covered corporation” in the future, including any redemptions in connection with the Extension, our initial business combination or in the event we do not consummate our initial business combination by May 2, 2024, we would not expect the excise tax to apply to redemptions of public shares that occur during a taxable year in which we completely liquidate under Sec. 331 of the Code.

If we were to become a “covered corporation” in the future, there is a possibility that any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial business combination, certain amendments to our memorandum and articles of association (including in connection with the Extension) or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, certain amendments to our memorandum and articles of association (including in connection with the Extension) or otherwise, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the corporation and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. However, we have agreed that we will not utilize any funds from the trust account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of public shares, including in connection with the Extension, an initial business combination or our liquidation. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination.

Changes in laws or regulations, or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to complete an initial business combination, our investments or our results of operations.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations, and interpretations and applications of such laws and regulations, may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete an initial business combination, our investments or our results of operations.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide a safe harbor for such companies from the definition of “investment company” under the Investment Company Act. On January 24, 2024, the SEC issued final rules (the “SPAC Rules”) that formally adopted certain of the SPAC Rule Proposals and provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act. Compliance with the SPAC Rules, if such rules are effective prior to the consummation of our initial business combination, and related guidance may materially adversely affect our ability to complete an initial business combination and may increase the costs and time related thereto. See “— The SEC recently issued final rules to regulate special purpose acquisition companies, or SPACs, that may increase the costs and time needed to complete an initial business combination” and “— If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.”

The SEC recently issued final rules to regulate special purpose acquisition companies, or SPACs, that may increase the costs and time needed to complete an initial business combination.

On January 24, 2024, the SEC issued the SPAC Rules, effective as of 125 days following the publication of the SPAC Rules in the Federal Register, that formally adopted certain of the SPAC Rule Proposals issued on March 30, 2022. The SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; and increase the potential liability of certain participants in proposed business combination transactions. In addition, the SEC’s adopting release for the SPAC Rules provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including the SPAC’s duration, asset composition and business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules, if such rules are effective prior to the consummation of our initial business combination, and related guidance may materially adversely affect our ability to complete an initial business combination and may increase the costs and time related thereto. In addition, the need for compliance with the SPAC Rules and related guidance may cause us to liquidate the funds in the trust account or liquidate as a company at an earlier time than we might otherwise choose. Were we to liquidate as a company, our shareholders would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our ordinary shares and warrants following such a transaction, and our warrants would expire worthless.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

The SEC’s adopting release for the SPAC Rules provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including the SPAC’s duration, asset composition and business purpose, and the activities of the SPAC and its management team in furtherance of such goals. However, the SEC declined to adopt a proposed rule issued as part of the SPAC Rule Proposals that would have provided a safe harbor for certain SPACs from the definition of “investment company” under the Investment Company Act. Whether a SPAC is an investment company under the Investment Company Act is a question of facts and circumstances according to the adopting release for the SPAC Rules, which added, “Given the individualized nature of this analysis, and because, depending on the facts and circumstances, a SPAC could be an investment company at any stage of its operations such that a specific duration limitation may not be appropriate, we have decided not to adopt proposed Rule 3a-10.”

As the applicability of the Investment Company Act to a SPAC is a question of facts and circumstances, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our shareholders would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our ordinary shares and warrants following such a transaction, and our warrants would expire worthless.

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

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of our being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (or in an interest-bearing demand deposit account) at a national bank until the earlier of consummation of an initial business combination or liquidation of our company. Following such liquidation of the securities held in the trust account, we may receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash may reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of our company.

The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than in cash, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate our company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in cash (or in an interest-bearing demand deposit account) at a national bank, which may further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of our company. As of the date of this report, we have not yet made any such determination to liquidate the securities held in the trust account.

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

If CFIUS has jurisdiction over our initial business combination, CFIUS may decide to block or delay such initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” the foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial business combination could be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete its initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause our securityholders to lose any potential investment opportunity in a target company, and the chance of realizing future gains on their investment through any price appreciation in the combined company.

Delays in the government budget process or a government shutdown may materially adversely affect our ability to complete an initial business combination, or the operations of the combined company following our initial business combination.

Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown will close many federally run operations, which includes those of the SEC, and halt work for federal employees unless they are considered essential. If a government shutdown was to occur, and the SEC were to remain closed for a prolonged period of time, we may not be able to complete our initial business combination by May 2, 2024 as required by our memorandum and articles of association (or such later date as may be approved by our shareholders), particularly if the SEC is unable to timely review our filings, or those of a target business or other entity that relate to our initial business combination, or to declare such filings effective as may be applicable. Additionally, following consummation of our initial business combination, the combined company’s operations or its ability to raise additional capital to support its operations could be materially adversely affected by any prolonged government shutdown.

Our ability to complete an initial business combination may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia, subsequent sanctions against Russia, Belarus and related individuals and entities, global food shortages and other related consequences of prolonged military conflict.

United States and global markets have and may continue to experience volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide substantial military aid and other assistance to Ukraine during the ongoing and prolonged military conflict, increasing geopolitical tensions with Russia, Belarus and other nations. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, continued escalations of the conflict may lead to further market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions, including further escalations with NATO, may continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

We may only be able to complete one business combination with the net proceeds from our initial public offering, including the partial exercise of the over-allotment option, and a portion of the proceeds of the sale of the private placement warrants, after giving effect to the Extension and the receipt of deferred fee waivers from the underwriters of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering, including the partial exercise of the over-allotment option, and a portion of the proceeds of the sale of the private placement warrants initially provided us with $263,776,600 that we may use to complete our initial business combination (after taking into account the $9,232,181 of deferred underwriting commissions then being held in the trust account). In connection with the implementation of the Extension, we redeemed 15,498,302 Class A ordinary shares tendered for redemption by our public shareholders, at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $161.3 million. Additionally, on April 17, 2023 and April 27, 2023, pursuant to the Deferred Fee Waivers, the underwriters of our initial public offering gratuitously waived their rights to 100% of the deferred fee payable to such underwriters upon completion of our initial business combination pursuant to the Underwriting Agreement, totaling $9,232,181.

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

Our memorandum and articles of association does not provide a specified maximum redemption threshold. In addition, our proposed initial business combination may impose a minimum cash requirement for; (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our memorandum and articles of association will require a special resolution being (i) the affirmative vote of at least a two-thirds (2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders, and amending our Warrant Agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by May 2, 2024, or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of our securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended by special resolution being (i) the affirmative vote of at least a two-thirds (2/3) majority of the votes cast by the holders of the issued ordinary shares present in person or represented at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders and corresponding provisions of the Trust Agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon. Our initial shareholders, who collectively beneficially approximately 37.7% of our ordinary shares (excluding any public shares held by the anchor investors), may participate in any vote to amend our memorandum and articles of association and/or Trust Agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the time period then designated by our memorandum and articles of association, or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Each of the agreements related to our initial public offering to which we are a party, other than the Warrant Agreement and the Trust Agreement, may be amended without shareholder approval. Such agreements are: the Underwriting Agreement; the letter agreement among us and our sponsor, officers and directors; the registration rights agreement among us and the securityholders party thereto; the private placement warrants purchase agreement between us and our sponsor; and the administrative services agreement among us and EWI Capital. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial shareholders, directors and our management team. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in the holders of the founder shares selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders, officers and directors collectively beneficially own approximately 37.7% of our issued and outstanding ordinary shares (excluding any public shares held by the anchor investors). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. If our initial shareholders, officers or directors purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. Although we held the Extension Meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors were considered for election and our initial shareholders, officers and directors, because of their ownership position, had considerable influence regarding the outcome.

In addition, prior to the completion of an initial business combination, holders of a majority of our Class B ordinary shares may fill any vacancy on the board of directors or remove a member of the board of directors for any reason. As our sponsor currently holds the sole issued and outstanding Class B ordinary share, our sponsor would control any such actions. Accordingly, our sponsor and directors will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, United States generally accepted accounting principles (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

In recent years, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments may require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors and, accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities.

To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our memorandum and articles of association provide that we renounce any interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

On February 18, 2021, we issued an aggregate of 8,625,000 founder shares to our sponsor for an aggregate price of $25,000, or approximately $0.003 per share. On July 29, 2021, our sponsor surrendered 1,437,500 founder shares to us for no consideration, resulting in an aggregate of 7,187,500 founder shares outstanding. Our sponsor transferred to our independent directors and certain of our anchor investors an aggregate of 1,321,717 founder shares. On December 12, 2021, in connection with the expiration of the remaining portion of the underwriters’ over-allotment option, our sponsor forfeited 593,085 founder shares to us for no consideration, and 6,594,415 founder shares remain outstanding. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding ordinary shares after our initial public offering. In addition, our sponsor purchased an aggregate of 8,425,532 private placement warrants at a price of $1.00 per warrant for an aggregate purchase price of $8,425,532.

In connection with the implementation of the Extension, our initial shareholders voluntarily elected to convert 6,594,414 founder shares from Class B ordinary shares to Class A ordinary shares on a one-for-one basis in accordance with our memorandum and articles of association. Notwithstanding the Class B Conversion, the holders of founder shares will not be entitled to receive any funds held in the trust account with respect to any such converted shares.

Our initial shareholders, officers and directors have agreed to waive their redemption rights with respect to the founder shares, and, with respect to our sponsor, officers and directors, any public shares they may hold, in connection with the consummation of an initial business combination or the approval of certain amendments to our memorandum and articles of association, and to waive their rights to liquidating distributions from the trust account with respect to the founder shares if we do not complete an initial business combination by May 2, 2024 (or such later date as may be approved by our shareholders). The founder shares will therefore be worthless if we do not complete an initial business combination; however, such persons would be entitled to liquidating distributions from the trust account with respect to any public shares they hold. There will be no redemption rights or liquidating distributions with respect to the private placement warrants, which will expire worthless if we do not complete an initial business combination.

These interests, among others, may influence our directors in making their recommendation that you vote in favor of an initial business combination, as our sponsor, executive officers and directors may lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they have acquired or may acquire).

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 2, 2024 (or such later date as may be approved by our shareholders) or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our memorandum and articles of association or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the required time period, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by May 2, 2024 (or such later date as may be approved by our shareholders) is not completed for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public shareholders may be forced to wait beyond by May 2, 2024 (or such later date as may be approved by our shareholders) before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

On October 9, 2023, we received a notice from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires us to have at least 400 total holders for continued listing on the Nasdaq Global Market. The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Global Market. The notice stated that we had 45 calendar days, or until November 24, 2023, to submit a plan to regain compliance with such rule. On November 24, 2023, we submitted to Nasdaq a plan to regain compliance with such rule within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the notice, or until April 6, 2024, to evidence compliance with such rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision to a Nasdaq Hearings Panel.

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

Prior to our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. As our sponsor currently holds the sole issued and outstanding Class B ordinary share, our sponsor would control any such actions. Accordingly, you may not have any say in the management of our company prior to the completion of an initial business combination.

Since our anchor investors have either an indirect beneficial interest in founder shares and certain private placement warrants held by our sponsor or directly hold founder shares, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

The anchor investors either (i) are members of our sponsor with an indirect beneficial interest in certain founder shares and private placement warrants held by our sponsor, which anchor investors we refer to as the original anchor investors, or (ii) hold founder shares directly, which anchor investors we refer to as the additional anchor investors. The additional anchor investors paid only a nominal amount for the founder shares. The original anchor investors, through their interests in the sponsor, acquired interests in founder shares and private placement warrants at prices similar to those paid by our sponsor for the founder shares and private placement warrants. Accordingly, our anchor investors will share in any appreciation in the value of the founder shares and private placement warrants above the original purchase price, provided that we successfully complete a business combination. Moreover, the anchor investors paid an effective price of $7.60 per ordinary share acquired in our initial public offering, as compared to the $10.00 per share paid by the other public shareholders in our initial public offering.

As a result, our anchor investors may have an incentive to vote any ordinary shares they own in favor of our initial business combination. In addition, if our anchor investors retain a substantial portion of their interests in our public shares and vote those public shares in favor of our initial business combination, we may receive sufficient votes to approve our initial business combination, regardless of how any other public shareholder votes their shares, although we are not aware of any arrangements or understandings among our anchor investors with regard to voting, including voting with respect to our initial business combination.

Since only holders of our Class B ordinary shares have the right to vote to appoint directors, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our Class B ordinary shares have the right to vote to appoint directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the one-half of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our initial public offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any dividends we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

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

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees would be able to sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

The registration rights granted to our sponsor, additional anchor investors and holders of our private placement warrants, and pursuant to the Non-Redemption Agreements, may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement entered into concurrently with our initial public offering, our sponsor and its permitted transferees can demand that we register the founder shares, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable subsequent to our initial business combination with respect to such securities and, pursuant to the Non-Redemption Agreements, the Post-Combination Shares. We will bear the cost of registering these securities.

The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the founder shares, private placement warrants, warrants issued in respect of our working capital loans or the Post-Combination Shares are registered.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2023, there are 182,526,228 and 19,999,999 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants. However, our memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond May 2, 2024, or (y) amend the foregoing provisions. These provisions of our memorandum and articles of association, like all provisions of our memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares:

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

The nominal purchase price paid by our initial shareholders for the founder shares may significantly dilute the implied value of the public shares in the event we consummate an initial business combination, and our initial shareholders are likely to make a substantial profit on their investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our Class A ordinary shares to materially decline.

Our initial shareholders invested an aggregate of $8,450,532 in our company in connection with our initial public offering, comprised of the $25,000 purchase price for the founder shares and the $8,425,532 purchase price for the founder warrants (excluding any public shares purchased by the initial shareholders). The amount held in the trust account was $115,981,606 as of December 31, 2023, implying a value of approximately $10.66 per public share.

The following table shows the public shareholders’ and initial shareholders’ investment per share and how these compare to the implied value of one Class A ordinary share upon the completion of our initial business combination. The following table (i) assumes that (a) our valuation is $115,981,606 (which is the amount held in the trust account as of December 31, 2023), (b) no additional interest is earned on the funds held in the trust account, (c) no public shares are redeemed in connection with our initial business combination and (d) all founder shares are held by our initial shareholders upon completion of our initial business combination, and (ii) does not take into account other potential impacts on our valuation at the time of our initial business combination such as (a) the value of the public warrants and private placement warrants, (b) the trading price of the Class A ordinary shares, (c) business combination transaction costs, (d) any consideration paid to the target’s sellers, (e) any equity issued to other third party investors or (f) the target’s business itself, including its assets, liabilities, management and prospects.

Public shares	10,879,358 shares
Founder shares	6,594,415 shares
Total shares	17,473,773 shares
Total funds in trust account(1)	$115,981,606
Public shareholders’ investment per public share(2)	$10.00
Initial shareholders’ investment per founder share(3)(4)	$0.004
Implied value per Class A ordinary share upon completion of the initial business combination	$6.64

(1)	Amount held in the trust account as of December 31, 2023. In connection with the implementation of the Extension, we redeemed 15,498,302 public shares, at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $161.3 million.
(2)	While the public shareholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
(3)	Investment per founder share reflects the forfeiture by our sponsor of 2,030,585 founder shares in the aggregate prior to our initial public offering and in connection with the partial forfeiture of the underwriters’ over-allotment option. On August 1, 2023, pursuant to the Class B Conversion in connection with the Extension, 6,594,415 founder shares were converted from Class B ordinary shares to Class A ordinary shares on a one-for-one basis.
(4)	The initial shareholders’ total investment in the equity of our company, inclusive of the founder shares and the private placement warrants (excluding any public shares purchased by the initial shareholders), is $8,450,532.

Based on these assumptions, each Class A ordinary share would have an implied value of $6.64 per share upon completion of our initial business combination, representing a 33.6% decrease from the initial implied value of $10.00 per public share. While the implied value of $6.64 per share upon completion of our initial business combination would represent a significant dilution to the public shareholders, this would still represent an increase in value for the initial shareholders relative to the initial purchase price of the founder shares. At $6.64 per share, the 6,594,415 Class A ordinary shares that the initial shareholders would own upon completion of our initial business combination (excluding any public shares purchased by the initial shareholders) would have an aggregate implied value of approximately $43,786,916. As a result, even if the trading price of the Class A ordinary shares significantly declines, the initial shareholders will stand to make significant profit on their investment in our company. In addition, the initial shareholders could potentially recoup their entire investment in our company (excluding any public shares purchased by the initial shareholders) even if the trading price of the Class A ordinary shares was as low as $1.28 per share and even if the private placement warrants are worthless. The initial shareholders may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business, or on terms less favorable to the public shareholders, rather than liquidating the company. This dilution would increase to the extent that public shareholders seek further redemptions from the trust account for their public shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under the Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

The Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York, or a foreign action, in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, or an enforcement action, and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

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

We issued warrants to purchase 13,188,830 Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in private placements an aggregate of 8,425,532 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. There are currently 6,594,415 founder shares outstanding. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant.

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

A provision of the Warrant Agreement may make it more difficult for us to consummate an initial business combination.

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

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic, Russian invasion of Ukraine, the Israel/Hamas conflict and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Our warrants are accounted for as a warrant liability and are recorded at fair value with any changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

We account for our warrants as a warrant liability, which means that we record them at fair value with any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities, including as a result of increased volatility in our earnings due to fluctuations in the value of the warrants as well as increased costs associated with obtaining such valuations. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our memorandum and articles of association and Cayman Islands law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

In recent years, the number of special purpose acquisition companies evaluating targets increased substantially, and attractive targets have become scarcer. This could increase the valuations of business combination targets and the cost of our initial business combination, and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies evaluating targets increased substantially, and attractive targets have become scarcer. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Cybersecurity incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

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

As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cybersecurity incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

Our corporate affairs are governed by our memorandum and articles of association, the Companies Act and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders’ derivative action in a federal court of the United States.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activities have been identifying and evaluating suitable initial business combination candidates, including with respect to the Proposed Business Combination, and completing an extension of the period of time in which we must consummate an initial business combination. Therefore, we do not believe that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. To our knowledge, we have not encountered any cybersecurity incidents since our initial public offering. However, see “Item 1A. Risk Factors — Cybersecurity incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss” for more information regarding the potential impact of cybersecurity incidents on our business.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 1280 El Camino Real, Suite 200, Menlo Park, California 94025, and our telephone number is (415) 205-7937. The cost for this space is included in the $30,000 per-month aggregate fee EWI Capital began charging us for office space and administrative support, commencing on October 29, 2021, pursuant to a letter agreement between us and EWI Capital. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq Global Market under the symbols “PEGRU,” “PEGR” and “PEGRW,” respectively. Our units commenced public trading on November 2, 2021, and our Class A ordinary shares and warrants commenced separate public trading on December 20, 2021. Each unit consists of one Class A ordinary share and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. Those units not separated continue to trade under the symbol “PEGRU.”

Holders of Record

As of April 16, 2024, there was one holder of record of our units, 18 holders of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid or declared any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time, and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. In addition, we are not currently contemplating and do not anticipate declaring any share dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the founder shares and private placement warrants to our sponsor and our initial shareholders as described herein were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor, as initial purchaser of the founder shares and the private placement warrants, is an accredited investor for purposes of Rule 501 of Regulation D.

On October 25, 2023, we issued an unsecured promissory note to our sponsor, whereby our sponsor has agreed to loan up to $500,000 to us for working capital needs. Additionally, on January 26, 2024, we issued an unsecured promissory note to Srinath Narayanan (our President and Chief Executive Officer), whereby Mr. Narayanan has agreed to loan up to $375,000 to us for working capital needs. Each loan accrues no interest on the unpaid principal balance and is due on the earlier of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. As of the date of this report, we had an aggregate outstanding balance of $850,000 under such notes. The issuances of such notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds; Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 28, 2021, our registration statement on Form S-l (File No. 333-254695) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 26,377,660 units (including the issuance of 1,377,660 units as a result of the underwriters’ partial exercise of their over-allotment option) at an offering price to the public of $10.00 per unit for an aggregate offering price of $263,776,600, with each unit consisting of one Class A ordinary share and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. J.P Morgan Securities LLC and BofA Securities, Inc. acted as the representatives for the underwriters. Our initial public offering did not terminate before all of the securities registered in our registration statement were sold and was consummated on November 2, 2021. The closing of the partial exercise of the underwriters’ over-allotment option was subsequently consummated on November 17, 2021. The net proceeds from our initial public offering, including the partial exercise of the over-allotment option, and a portion of the proceeds of the sales of the private placement warrants, including the underwriters’ deferred underwriting discounts fee of $9,232,181, were placed in the trust account. We paid approximately $5,275,532 in underwriting discounts. On November 3, 2021, we repaid the outstanding balance under an unsecured promissory note issued to our sponsor with respect to expenses of our initial public offering. There has been no material change in the planned uses of proceeds from the initial public offering as described in the final prospectus for our initial public offering.

On April 17, 2023 and April 27, 2023, pursuant to the Deferred Fee Waivers, the underwriters of our initial public offering gratuitously waived their rights to 100% of the deferred fee payable to such underwriters upon completion of our initial business combination pursuant to the Underwriting Agreement, totaling $9,232,181.

In connection with the implementation of the Extension, (i) on August 1, 2023, our initial shareholders voluntarily elected to convert 6,594,414 founder shares from Class B ordinary shares to Class A ordinary shares on a one-for-one basis in accordance with our memorandum and articles of association, and (ii) we redeemed 15,498,302 Class A ordinary shares tendered for redemption by our public shareholders, at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $161.3 million. After the satisfaction of the Extension Redemption, the balance in the trust account was approximately $113.2 million. Upon completion of the Class B Conversion followed by the Extension Redemption, 17,473,772 Class A ordinary shares and one Class B ordinary share remain issued and outstanding. Notwithstanding the Class B Conversion, the holders of founder shares will not be entitled to receive any funds held in the trust account with respect to any such converted shares.

Item 6. Selected Financial Data.

[Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors Summary,” “Item 1A. Risk Factors” and elsewhere in this report.

In addition to the risks and uncertainties set forth in this report, we face certain material risks and uncertainties related to the Proposed Business Combination. If we succeed in effecting the Proposed Business Combination, we will face additional and different risks and uncertainties related to the business of the combined company. For more information regarding the risk factors related to the Proposed Business Combination, see the Form F-4 filed by Holdco in connection with the Proposed Business Combination and the related definitive proxy statement/prospectus filed by Holdco and our company with the SEC on March 19, 2024.

Overview

We are a blank check company incorporated on February 10, 2021 as a Cayman Islands exempted company. Our business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. While we may pursue an initial business combination in any industry, sector or geographic region, we have focused on targets that enable what we call the “Electric Grid 2.0”. We believe the “Electric Grid 2.0” addresses several mega trends that are creating a long tail of value-creating opportunities within the energy storage value-chain, including: (i) climate change and mandated reduction of GHG emissions, with a resulting increase in the share of renewable power generation (and associated grid-stability challenges); (ii) electrification of transportation, AI enabled grid optimization, V2G and V2X technology and smart battery management systems; and (iii) second life use of batteries and end of life battery recycling. Our mission is to partner with companies that have a roadmap to execute on the world’s energy transition to clean energy, and more specifically, those that enable technological advances to facilitate the increasing demand for energy storage. We seek to partner with a company that shares our overarching goal of solving goal seven of the United Nations Sustainable Development Goals to “ensure access to affordable, reliable, sustainable and modern energy for all” while utilizing our combined experience to drive sustainable growth and long-term economic value.

On November 2, 2021, we consummated our initial public offering of 25,000,000 units at $10.00 per unit. Each unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. On November 17, 2021, the underwriters of our initial public offering purchased an additional 1,377,660 units due to a partial exercise of their over-allotment option, generating gross proceeds of $13,776,600.

We expect to continue to incur significant costs in the pursuit of our acquisition plans, including in connection with the Proposed Business Combination. We cannot assure you that our plans to complete the Proposed Business Combination will be successful.

Recent Developments

Letter of Intent and Extension

On April 25, 2023, we entered into a non-binding letter of intent with respect to an initial business combination. As a result, pursuant to our memorandum and articles of association (as then in effect), we had until August 2, 2023 to complete an initial business combination, which date has been subsequently extended to May 2, 2024 pursuant to the Extension approved at the Extension Meeting. If we are unable to complete our initial business combination by such date (or such later date as may be approved by our shareholders at a meeting called for such purpose at which our shareholders will be given the opportunity to have their public shares redeemed for a pro rata portion of the funds in the trust account), we will then liquidate in accordance with our memorandum and articles of association. No assurances can be made that we will successfully complete an initial business combination.

Deferred Underwriting Fee Waivers

On April 17, 2023 and April 27, 2023, pursuant to the Deferred Fee Waivers, the underwriters of our initial public offering gratuitously waived their rights to 100% of the deferred fee payable to such underwriters upon completion of our initial business combination pursuant to the Underwriting Agreement, totaling $9,232,181.

Non-Redemption Agreements

On July 25, 2023, we entered into one or more Non-Redemption Agreements with one or more unaffiliated third parties in exchange for them each agreeing not to redeem an aggregate of 760,000 public shares in connection with certain proposals considered and voted upon at the Extension Meeting, in exchange for our agreeing to issue or cause to be issued to each such investor 138,000 Post-Combination Shares at the time of our initial business combination. We subsequently entered into additional Non-Redemption Agreements with unaffiliated third parties on the same or similar terms reflecting the above ratio of non-redeemed public shares to Post-Combination Shares, in each case with respect to the Extension Meeting. Pursuant to all such Non-Redemption Agreements, we have agreed to issue or cause to be issued to such investors an aggregate of 1,645,596 Post-Combination Shares. In addition, we have agreed that we will not utilize any funds from the trust account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of public shares, including in connection with the Extension, an initial business combination or our liquidation.

Extension Meeting

On August 1, 2023, we held the Extension Meeting at which our shareholders approved the following items: (i) a proposal to amend our memorandum and articles of association (as then in effect) to extend the date by which we must consummate an initial business combination from August 2, 2023 to May 2, 2024, or such earlier date as determined by our board of directors, for a total extension of up to nine months (such proposal, the “Extension Amendment Proposal”); (ii) a proposal to amend our memorandum and articles of association (as then in effect) to eliminate (a) the limitation that we shall not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions and (b) the limitation that we shall not consummate an initial business combination unless we have net tangible assets of at least $5,000,001 upon consummation of such business combination (the “Redemption Limitation Amendment Proposal”); (iii) a proposal to amend our memorandum and articles of association (as then in effect) to provide for the right of holders of Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time at the option of the holder (the “Founder Share Amendment Proposal”, and collectively with the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Articles Amendment Proposals”); (iv) a proposal to amend the Trust Agreement (as then in effect) to provide for the Extension (the “Trust Amendment Proposal”); (v) a proposal to re-appoint Michael Browning to our board of directors to serve until the third annual general meeting of shareholders following the Extension Meeting or until his successor is elected and qualified; and (vi) a proposal to ratify the selection by our audit committee of Marcum LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2023.

Effective upon the approval of the Articles Amendment Proposals and the Trust Amendment Proposal, on August 1, 2023, (i) our memorandum and articles of association (as then in effect) were amended pursuant to the resolutions set forth in the Articles Amendment Proposals, and (ii) we entered into the Trust Amendment with Continental Stock Transfer & Trust Company, as trustee.

On August 1, 2023, in connection with and following the approval of the Articles Amendment Proposals and the Trust Amendment Proposal, (i) pursuant to the Class B Conversion, holders of 6,594,414 Class B ordinary shares voluntarily elected to convert such Class B ordinary shares to Class A ordinary shares, on a one-for-one basis, in accordance with our memorandum and articles of association as amended pursuant to the Articles Amendment Proposals, and (ii) our public shareholders elected to redeem 15,498,302 Class A ordinary shares at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $161.3 million. After the satisfaction of the Extension Redemption, the balance in the trust account was approximately $113.2 million. Upon completion of the Class B Conversion followed by the Extension Redemption, 17,473,772 Class A ordinary shares and one Class B ordinary share remain issued and outstanding.

Subsequent to the period covered by this report, on April 8, 2024, we filed a preliminary proxy statement in connection with a possible further extension of the period of time in which we must consummate an initial business combination. We are preparing for such extension out of an abundance of caution if unforeseen events arise that would delay the consummation of the Proposed Business Combination beyond May 2, 2024. If we consummate the Proposed Business Combination on or prior to May 2, 2024, we would expect to abandon our efforts to seek such extension.

Nasdaq Notice

On August 18, 2023, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that we were not then in compliance with Nasdaq Listing Rule 5250(c)(1) due to a delay in filing our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 with the SEC. The notice was only a notification of deficiency, not of imminent delisting, and had no effect on the listing or trading of our securities on the Nasdaq Global Market. Upon the filing of such Quarterly Report on September 5, 2023, we have regained compliance with such rule.

On October 9, 2023, we received a notice from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires us to have at least 400 total holders for continued listing on the Nasdaq Global Market. The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Global Market. The notice stated that we had 45 calendar days, or until November 24, 2023, to submit a plan to regain compliance with such rule. On November 24, 2023, we submitted to Nasdaq a plan to regain compliance with such rule within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the notice, or until April 6, 2024, to evidence compliance with such rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision to a Nasdaq Hearings Panel.

Proposed Business Combination

On October 2, 2023, we entered into the Business Combination Agreement with Holdco, Merger Sub, the Seller and Heramba, which provides for the Proposed Business Combination. On December 6, 2023, Holdco initially filed with the SEC the Form F-4 in connection with the Proposed Business Combination, which was subsequently amended on January 16, 2024, February 27, 2024 and March 15, 2024. The Form F-4 contains a preliminary proxy statement/prospectus that constitutes (i) a preliminary proxy statement relating to the Proposed Business Combination in connection with our solicitation of proxies for the vote by our shareholders regarding the Proposed Business Combination and related matters, as described in the Form F-4, and (ii) a preliminary prospectus relating to, among other things, the offer of the securities to be issued by Holdco in connection with the Proposed Business Combination.

Subsequent to the period covered by this report, on March 19, 2024, the Form F-4 was declared effective by the SEC, and Holdco and our company filed the definitive proxy statement/prospectus with the SEC. On or about March 19, 2024, we commenced the mailing of the definitive proxy statement/prospectus and other relevant documents to our shareholders as of March 1, 2024, the record date established for voting on the Proposed Business Combination. The terms of the Business Combination Agreement and other related ancillary agreements, including those noted below, are summarized in more detail in the Form F-4 and the definitive proxy statement/prospectus.

Also subsequent to the period covered by this report, on March 28, 2024, we held the Business Combination Meeting to consider and vote upon the proposals set forth in the definitive proxy statement/prospectus. At the Business Combination Meeting, our shareholders approved the Business Combination Proposal, the Merger Proposal and each of the Advisory Governance Proposals, in each case as defined and described in more detail in the definitive proxy statement/prospectus. The final proposal, set forth as the Adjournment Proposal in the definitive proxy statement/prospectus, was not presented to our shareholders for vote. We expect the Proposed Business Combination to close, and the Holdco Ordinary Shares and Holdco Warrants to be listed on Nasdaq under the ticker symbols “PITA” and “PITAW,” respectively, as soon as practicable.

Business Combination Agreement

Pursuant to the Business Combination Agreement, each of the following transactions will occur in the following order: (i) immediately prior to the Merger Effective Time, (1) each of our issued and outstanding units will be automatically separated into its component securities and (2) the sole issued and outstanding Class B ordinary share will be automatically converted into one Class A ordinary share; (ii) at the Merger Effective Time, we will enter into a plan of merger with Merger Sub, pursuant to which Merger Sub will merge with and into our company, with our company being the Surviving Company in the Merger and becoming a direct, wholly owned subsidiary of Holdco; (iii) at the Merger Effective Time, (a) each Class A ordinary share issued and outstanding immediately prior to the Merger Effective Time (which, for the avoidance of doubt, will include the Class A ordinary shares held as a result of the Unit Separation and the Closing Class B Conversion) will be automatically cancelled in exchange for the right to be issued one Holdco Ordinary Share, (b) each public warrant will remain outstanding but will be automatically adjusted to become one Holdco Public Warrant, (c) each private placement warrant will remain outstanding but will be automatically adjusted to become one Holdco Private Warrant, (d) each Class A ordinary share properly tendered for redemption and issued and outstanding immediately prior to the Merger Effective Time will be automatically cancelled and cease to exist and will thereafter represent only the right to be paid a pro rata portion of the trust account pursuant to our memorandum and articles of association, (e) each dissenting ordinary share issued and outstanding immediately prior to the Merger Effective Time held by a dissenting shareholder will be automatically cancelled and cease to exist and will thereafter represent only the right to be paid the fair value of such dissenting ordinary share and such other rights as are granted by the Companies Act and (f) each ordinary share of Merger Sub issued and outstanding at the Merger Effective Time will be automatically cancelled in consideration for the issuance of one validly issued, fully paid and non-assessable ordinary share of par value $1.00 in the Surviving Company; (iv) immediately following the Merger Effective Time, pursuant to a transfer agreement to be entered into by and between the Seller and Holdco, the Seller will transfer as a contribution to Holdco, and Holdco will assume from the Seller, the shares in Heramba, all of which are held by the Seller, in exchange for the issuance by Holdco of the Share Consideration to Seller; and (v) all Holdco Deferred Shares shall within one month of the Merger Effective Time be surrendered by the holder thereof to Holdco for nil consideration and such Holdco Deferred Shares shall thereafter be held as treasury shares by Holdco in satisfaction of the minimum capital requirements for a public limited company under Irish law.

The consummation of the Proposed Business Combination is subject to a number of conditions set forth in the Business Combination Agreement including, among others, the Holdco Ordinary Shares being approved for listing on Nasdaq or another national securities exchange and the execution of various transaction agreements. There can be no assurance as to whether or when the Proposed Business Combination will be consummated.

Heramba Sole Shareholder Written Consent

Concurrently with the execution and delivery of the Business Combination Agreement, the Seller, as the sole shareholder of Heramba, delivered to us a written consent pursuant to which, among other things, it approved the execution of the Business Combination Agreement and related ancillary agreements, and approved the transactions contemplated thereby.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, we entered into the Sponsor Support Agreement with Heramba and our sponsor, pursuant to which, among other things, our sponsor (a) agreed to vote any ordinary shares held by it as of the record date established for voting on the Proposed Business Combination in favor of the Business Combination Agreement, the Proposed Business Combination and each of the proposals set forth in the Form F-4, and against any action that would reasonably be expected to impede the completion of the Proposed Business Combination as described therein, (b) agreed not to transfer such shares until the earliest of the Closing of the Proposed Business Combination or the termination of the Business Combination Agreement, except as set forth therein, (c) agreed not to redeem such shares in connection with the Proposed Business Combination (which waiver of redemption rights was initially provided in connection with our initial public offering in consideration for receipt of founder shares, and for certain covenants and commitments pursuant to a letter agreement entered into at the time of our initial public offering, and without any separate consideration paid in connection with providing such waiver) and (d) waived certain anti-dilution rights with respect to any such shares that are Class B ordinary shares.

Share Contribution Agreement

In connection with the Closing, the Seller and Holdco will enter into the Share Contribution Agreement immediately following the Merger Effective Time, pursuant to which the Seller will transfer as a contribution to Holdco, and Holdco will assume from the Seller, the Contributed Shares in exchange for the issuance by Holdco of the Share Consideration to the Seller.

Lock-Up Agreement

In connection with the Closing, Holdco and certain holders of Holdco securities upon the Closing, including our sponsor, certain of our directors and executive officers and certain Heramba shareholders holding greater than 5% of the outstanding Holdco Ordinary Shares upon the Closing, will enter into the Lock-Up Agreement, pursuant to which, among other things, each of such holders will agree to not effect any sale or distribution of the Lock-Up Securities (as defined therein), subject to certain customary exceptions set forth in the Lock-Up Agreement, until the earliest of: (i) the twelve month anniversary of the Closing Date, (ii) such time that the trading price of the Holdco Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 calendar days after the Closing Date, and (iii) such date on which Holdco completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all Holdco shareholders having the right to exchange their Holdco Ordinary Shares for cash, securities or other property. The Lock-Up Securities include up to 5,422,698 Holdco Ordinary Shares to be issued in exchange for the founder shares held by our sponsor and certain of our officers and directors, and 34,000,000 Holdco Ordinary Shares to be held by certain Heramba shareholders.

Registration Rights Agreement

In connection with the Closing, Holdco and certain holders of Holdco securities upon the Closing, including our sponsor, will enter into the Registration Rights Agreement, pursuant to which, among other things, Holdco will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain Holdco Ordinary Shares and other equity securities of Holdco that are held by the parties thereto from time to time. In addition, Holdco will agree to provide such holders with customary demand and piggyback registration rights with respect to the Registrable Securities (as defined therein). Such Registrable Securities are expected to include up to 6,594,415 Holdco Ordinary Shares to be issued in exchange for the founder shares, 8,425,532 Holdco Private Warrants resulting from the automatic adjustment of our private placement warrants at the Merger Effective Time (and the Holdco Ordinary Shares underlying such Holdco Private Warrants), 1,645,596 Holdco Ordinary Shares to be issued as the Post-Combination Shares under the Non-Redemption Agreements, and 36,700,000 Holdco Ordinary Shares to be held by certain Heramba shareholders.

Amended and Restated Warrant Agreement

In connection with the Closing, prior to the Merger Effective Time, we will enter into the Amended and Restated Warrant Agreement with Holdco and Continental Stock Transfer & Trust Company, as warrant agent, and any successor warrant agent, pursuant to which the terms and conditions of the Warrant Agreement will be amended and restated to, among other things, reflect the automatic adjustment of our public warrants to Holdco Public Warrants and our private placement warrants to Holdco Private Warrants.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 10, 2021 (inception) have been organizational activities and those necessary to prepare for our initial public offering and, subsequent to our initial public offering, the search for a target for our initial business combination and the completion of the Extension. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of dividend income, interest income or gains on investments on the cash and investments held in the trust account. Our expenses have increased substantially after the closing of our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We are also incurring expenses in connection with the Proposed Business Combination.

For the year ended December 31, 2023, we had net income of $3,648,218, which resulted from interest and dividend income on investments held in the trust account of $9,786,497, a gain on waiver of deferred underwriting commissions by underwriter of $456,993, and unrealized gain on change in fair value of warrant liabilities of $203,744, offset in part by operating costs of $4,949,751, and unrealized loss on fair value of derivative liability - forward purchase agreement of $1,849,265.

For the year ended December 31, 2022, we had net income of $13,274,685, which resulted from unrealized gain on change in fair value of warrant liabilities of $11,239,468, interest and dividend income on investments held in the trust account of $3,699,187, the unrealized gain on fair value of derivative liability - forward purchase agreement of $119,065, and gain on investments held in trust of $2,900, offset in part by the operating costs of $1,785,935.

Liquidity, Capital Resources and Going Concern

Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of founder shares by our sponsor for an aggregate of $25,000 and loans from our sponsor.

On November 2, 2021, we consummated our initial public offering of 25,000,000 units, at $10.00 per unit, generating gross proceeds of $250,000,000. On November 12, 2021, the underwriters of our initial public offering partially exercised their over-allotment option and on November 17, 2021, purchased an additional 1,377,660 units, generating gross proceeds of $13,776,600.

Simultaneously with the closing of our initial public offering, we consummated the sale of 8,150,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to our sponsor, generating gross proceeds of $8,150,000.

Simultaneously with the closing of the partial exercise of the over-allotment option, we consummated the sale of 275,532 additional private placement warrants at a price of $1.00 per private placement warrant in a private placement to our sponsor, generating gross proceeds of $275,532.

A total of $263,776,600 ($10.00 per unit) of the proceeds from the initial public offering, including the partial exercise of the over-allotment option, and simultaneous private placements of private placement warrants were placed in the Trust Account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For the year ended December 31, 2023, net cash used in operating activities was $887,910, which was due to gain on waiver of deferred underwriting commissions by underwriter of $456,993, interest and dividend income on investments held in the trust account of $9,786,497, and the unrealized gain on fair value of warrant liabilities of $203,744, partially offset by our net income of $3,648,218, the unrealized loss on fair value of derivative liability - forward purchase agreement of $1,849,265, and changes in operating assets and liabilities of $4,061,841.

For the year ended December 31, 2022, net cash used in operating activities was $978,399, which was due to unrealized gain on fair value of warrant liabilities of $11,239,468, unrealized gain on fair value of derivative liability - forward purchase agreement of $119,065, interest and dividend income on investments held in the trust account of $3,699,187, and unrealized gains on investments held in the trust account of $2,900, partially offset by our net income of $13,274,685 and changes in operating assets and liabilities of $807,536.

For the year ended December 31, 2023, net cash provided by investing activities was $161,280,678, which was primarily due to proceeds from the trust account for payment to redeeming shareholders of $161,280,678.

There were no cash flows from investing activities for the year ended December 31, 2022.

For the year ended December 31, 2023, net cash used in financing activities was $160,780,678, which was due to payment to redeeming shareholders of $161,280,678, partially offset by proceeds from promissory note of $500,000.

There were no cash flows from financing activities for the year ended December 31, 2022.

As of December 31, 2023, we had marketable securities held in the Trust Account of $115,981,606 consisting of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations.

As of December 31, 2023, we had cash of $127,624 held outside the Trust Account and a working capital deficit of $4,808,448. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable, if any), to complete our initial business combination. We may withdraw interest income (if any) to pay income taxes, if any. Our annual income tax obligations, if any, will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay any income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

On October 25, 2023, we issued an unsecured promissory note in the principal amount of up to $500,000 to our sponsor, including with respect to certain loaned amounts outstanding from our sponsor prior to the issuance of such note. The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated and (ii) the date that our winding up is effective. In the event that we do not consummate an initial business combination, the note will be repaid only from amounts remaining outside of the Trust Account, if any. On August 21, 2023, September 27, 2023, and November 6, 2023, we drew $50,000, $250,000, and $200,000 from the note, respectively. As of December 31, 2023 the outstanding balance of these loans was $500,000 which has not yet been repaid as of December 31, 2023.

Subsequent to the period covered by this report, on January 26, 2024, we issued an unsecured promissory note in the principal amount of up to $375,000 to Srinath Narayanan (our President and Chief Executive Officer). The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated and (ii) the date that our winding up is effective. In the event that we do not consummate an initial business combination, the note will be repaid only from amounts remaining outside of the trust account, if any. As of the date of this report, we have an outstanding balance under the note of $350,000.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if we are unable to complete an initial business combination by May 2, 2024 (or such later date as may be approved by our shareholders at a meeting called for such purpose at which our shareholders will be given the opportunity to have their public shares redeemed for a pro rata portion of the funds in the trust account), then the Company will cease all operations except for the purpose of liquidating. In addition, the cash held outside the trust account is not expected to be sufficient for us to operate for the next 12 months from the issuance of the financial statements. The expected liquidity concerns, date for mandatory liquidation and subsequent dissolution, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date or obtain approval for an extension.

Critical Accounting Policies

Ordinary Shares Subject to Possible Redemption

All of the 26,377,660 Class A ordinary shares sold as part of the units in our initial public offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial business combination and in connection with certain amendments to our memorandum and articles of association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of our company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all public shares have been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2023 increased as the income earned on the trust account exceeds our expected dissolution expenses (up to $100,000). As such, we recorded an increase in the carrying amount of the redeemable ordinary shares of $9,786,497 as of December 31, 2023.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income and losses shared pro rata between Class A ordinary shares and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A ordinary shares and Class B ordinary shares. We have not considered the effect of the warrants sold in our initial public offering, the partial exercise of the over-allotment option and private placements to purchase an aggregate of 21,614,362 shares in the calculation of diluted net income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic income per share for the periods presented.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative instruments are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Critical Accounting Estimates

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

Derivative Financial Instruments

We utilized a Black-Scholes model for the initial valuation of the private placement warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which were considered Level 3 inputs. The estimated fair value of the private placement warrants transferred from a Level 3 measurement to a Level 2 fair value measurement as of December 31, 2022 due to the use of an observable market quote for a similar asset in an active market. We estimate the volatility of our ordinary shares based on a back-solve lattice model which adjusts the trading price of the public warrants for the estimated probability of completing our initial business combination. However, since the back-solve lattice model did not produce a meaningful volatility for the private placement warrants as of December 31, 2023 and 2022, the fair value of the private placement warrants were set equal to the fair value of the public warrants. The fair value of the private placement warrants was $0.03 and $0.04 per warrant as of December 31, 2023 and 2022, respectively.

The model used to estimate the fair value of the derivative liability for the forward purchase agreement was based on the assumption that the forward purchase securities were equivalent to our units and determined, on a per unit basis, as the price of our units less the present value of the contractually stipulated forward price of $10.00.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. We are currently evaluating the timing and impacts of adoption of ASU 2023-09.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

Office Space and Administrative Support

We have an agreement to pay EWI Capital a monthly fee of $30,000 for office space and administrative support. We began incurring these fees on October 29, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination or our liquidation.

Forward Purchase Agreement

Pursuant to a forward purchase agreement entered into in connection with our initial public offering, EWI Capital subscribed to purchase up to 2,000,000 units for $10.00 per unit, or up to $20,000,000, in a private placement to close substantially concurrently with the closing of our initial business combination. On October 2, 2023, we mutually agreed with EWI Capital to terminate the forward purchase agreement.

Registration Rights

The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement entered into at the time of our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of an initial business combination. We have also granted such registration rights to the holders of Post-Combination Shares that may be issued pursuant to the Non-Redemption Agreements. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement and Deferred Fees

The underwriters of our initial public offering were entitled to a deferred fee of $9,232,181 that would become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the Underwriting Agreement. On April 17, 2023 and April 27, 2023, pursuant to the Deferred Fee Waivers, all of the underwriters of our initial public offering gratuitously waived their rights to 100% of such deferred fee.

Certain Vendor Agreements

On September 22, 2021, we entered into a financial advisory agreement with J. Wood Capital Advisors LLC (“J. Wood”) for services to be rendered in connection with our initial public offering, pursuant to which we would pay J. Wood certain fees upon consummation of our initial public offering and our initial business combination. We paid J. Wood a total of $369,287 upon consummation of our initial public offering, and a total of approximately $1,200,184 was to be paid upon consummation of our initial business combination (the “ J. Wood Deferred Fee”). Following the Deferred Fee Waivers, and pursuant to a letter agreement dated April 3, 2024, we agreed with J. Wood that (i) the J. Wood Deferred Fee would be deemed waived effective upon the date of the Deferred Fee Waivers and (ii) fees for any financial advisory services provided by J. Wood after our initial public offering will be paid only upon consummation of our initial business combination, up to maximum of $1,200,000.

On September 28, 2021, we entered into a financial advisory agreement with Private D Capital Group Corp (“Private D”) for services to be rendered in connection with our initial public offering, pursuant to which we would pay Private D certain fees upon consummation of our initial public offering and our initial business combination. We paid Private D a total of $158,266 upon consummation of our initial public offering, and a total of approximately $1,107,862 was to be paid upon consummation of our initial business combination (the “Private D Deferred Fee”). Pursuant to a letter agreement dated April 3, 2024, we agreed with Private D that (i) the Private D Deferred Fee would be deemed waived effective upon the date of the Deferred Fee Waivers and (ii) fees for any financial advisory services provided by Private D after our initial public offering will be satisfied by 250,000 Class A ordinary shares (or equivalent securities of the post-combination company) to be delivered to Private D in connection with, and only upon consummation of, our initial business combination.

On August 18, 2022, we entered into an agreement with a legal advisor for services in connection with the consummation of our initial business combination, pursuant to which €25,000 were paid to such advisor for services rendered. On April 30, 2023, any outstanding obligations under such agreement were assumed by Heramba.

On August 24, 2022, we entered into an agreement with a consultant for services in connection with the consummation of our initial business combination, pursuant to which $25,000 were paid to such consultant for services rendered. In August 2023, such agreement was terminated.

On May 22, 2023, we engaged Piper Sandler & Co. (“Piper”) as our M&A financial advisor in connection with the Proposed Business Combination. The fee due to Piper for such services consists of a fixed portion and a variable portion contingent upon certain future events, which fee will be no less than $3,500,000 and due only if the Proposed Business Combination is consummated.

On July 20, 2023, we engaged Cohen & Company Capital Markets, a division of JVB Financial, LLC (“Cohen”), as our capital markets advisor in connection with the Extension and our initial business combination, and as PIPE placement agent in connection with our initial business combination. The fee due to Cohen for such services consists of a fixed portion and a variable portion contingent upon certain future events, which fee will be no less than $750,000 and due only if our initial business combination is consummated.

Non-Redemption Agreements

Pursuant to the Non-Redemption Agreements entered into on and after July 25, 2023 in connection with the Extension Meeting, we have agreed to issue or cause to be issued to such investors party thereto an aggregate of 1,645,596 Post-Combination Shares. In addition, we have agreed that we will not utilize any funds from the trust account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of public shares, including in connection with the Extension, an initial business combination or our liquidation.

Promissory Notes - Related Party

On October 25, 2023, we issued an unsecured promissory note to our sponsor, whereby our sponsor has agreed to loan up to $500,000 to us for working capital needs. Additionally, on January 26, 2024, we issued an unsecured promissory note to Srinath Narayanan (our President and Chief Executive Officer), whereby Mr. Narayanan has agreed to loan up to $375,000 to us for working capital needs. Each loan accrues no interest on the unpaid principal balance and is due on the earlier of (i) the date on which we consummate an initial business combination and (ii) the date that our winding up is effective. As of the date of this report, we had an aggregate outstanding balance of $850,000 under such notes. In the event that we do not consummate an initial business combination, such notes will be repaid only from amounts remaining outside of the trust account, if any.

Proposed Business Combination

We have entered into the Business Combination Agreement and the Sponsor Support Agreement in connection with the Proposed Business Combination, as described above.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements and notes thereto begin on page F-1 of this report and are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, management has concluded that, notwithstanding the material weakness described below, the financial statements included in this report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2023 because of the material weakness discussed below.

This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

We have identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in a company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting that existed due to a lack of formal review controls, as required by COSO principles, over the accounting for complex financial instruments, to achieve complete, accurate and timely financial accounting, reporting and disclosures, resulting in adjustments to several accounts and disclosures.

Management’s Remediation Measures

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness in the overall control environment, management has identified remediation actions to implement going forward. Remediation actions to be taken during the year are outlined below:

●	Implement a more thorough second level review process over financial statements, including any new significant events.
●

Implement a more thorough process whereby management conducts meetings with those responsible for preparation of the financial statements and disclosures prior to the start of the quarter and prior to the start of the quarter-close procedures to ensure accurate recording for the accounting impact of the agreements.

We will continue to review and improve our internal controls over financial reporting to address the underlying causes of the material weakness and control deficiencies. The material weakness will not be remediated until our remediation plan has been fully implemented, and we have concluded that our internal controls are operating effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

Except for the material weakness and the remediation efforts described above, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

As of the date of this report, our directors and officers are as set forth in the table below. There are no family relationships between any of our directors or senior management. There are no arrangements or understandings with major shareholders, customers, suppliers or others, pursuant to which any person referred to above was selected as a director or member of senior management. We are not aware of any agreements or arrangements between any director and any person or entity other than our company relating to the compensation or other payments in connection with such director’s candidacy or service as a director of our company.

Name	Age	Position
Srinath Narayanan	56	President, Chief Executive Officer and Director
Prakash Ramachandran	59	Chief Financial Officer
David Roberts	48	Chief Operating Officer
Tim Dummer	59	Head of Business Strategy
Kathy Liu	49	Head of Technology Strategy
Michael Browning	77	Chairman and Director
Nina Jensen	48	Director
Eric Spiegel	66	Director

Mr. Srinath Narayanan serves as our President, Chief Executive Officer and a director. He has more than two decades of experience in growth investing, investment banking, and corporate finance. He currently serves as managing partner of Edgewater Investments, a private multi-family office he founded in 2013, where he has focused on growth investments into early and late-stage technology and transportation companies in the U.S. and China. Notable investment exits include Palantir Technologies (IPO 2020), SpaceX (2020), and Quectel (IPO 2019). He currently sits on the boards of Veea Technologies and Hyperloop Transportation Technologies. He is also an active investor in WrightSpeed Technologies, which is focused on powertrain technology for Class 8 EVs and heavy-duty trucks, and Smilodon Corporation, which is in the early phase of business model development and is focused on inter-modal transportation, particularly hydrogen fuel-cells and EV technology.

Mr. Narayanan previously served as an advisor to Kleiner Perkins and Technology Partners portfolio companies in the solar, EV charging station and battery technology sectors from 2011 to 2013. Mr. Narayanan started his direct investment career in 2009 managing Navation LLC, the family office of the former President of Qualcomm. Mr. Narayanan started his career as an investment banker at Goldman Sachs (Asia) in 2000. From 2001 to 2009, Mr. Narayanan served as an M&A and corporate finance banker at Banc of America Securities (New York and San Francisco) and Canaccord Adams (San Francisco), where he led the west-coast technology investment banking efforts. Mr. Narayanan started his career in the technology sector in 1993, leading product development, and operational roles at MRO Corporation (acquired by IBM), Fidelity Investments and Work Technology Corporation. Mr. Narayanan has a bachelor’s degree in Civil Engineering from VJTI, University of Bombay, a master’s degree in Computer Systems Engineering from Northeastern University and an MBA from MIT Sloan School. Mr. Narayanan was selected to serve on our board because of his expertise in investment management, particularly in the technology and transportation sectors, as well as his experience as a director.

Mr. Prakash Ramachandran serves as our Chief Financial Officer. He has more than 30 years of corporate finance experience in the United States and Asia. Most recently, he served as Chief Financial Officer of Crown Peak Technology, a SaaS business in the digital experience space, from May 2021 to November 2022. He served as EVP & Chief Financial Officer of Digital Reasoning Systems, Inc., a software company offering AI/cognitive computing applications for financial services and healthcare markets from 2015 until its recent acquisition by Smarsh, Inc in 2021. During his tenure, the company closed two rounds of financing totaling approximately $80 million and completed a strategic acquisition of a healthcare company.

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

In addition, Mr. Dummer has extensive global business experience. He has lived and worked in the U.S. for 15 years and in Europe for 15 years (England, Ireland, Belgium and Switzerland) and is a dual citizen of the U.S. and the U.K. He also has significant experience doing business in Asia — particularly China, Japan, Korea and Taiwan. Mr. Dummer received a degree in Chemical Engineering from the University of Bradford, England and has completed multiple executive programs at INSEAD business school (France and Singapore) and GE’s Crotonville leadership institute (USA).

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

Mr. Michael Browning serves as an independent director and chairman of the board of directors. He combines a decades-long career in real estate and infrastructure, with deep experience in energy and civic service. He currently serves as the lead independent director for Duke Energy Corp., where he has served on the board of directors since 2006 and also chairs the corporate governance and stockholder engagement transaction committees and serves as a member of the compensation and people development committee. From 1977 to 2019, Mr. Browning served as chairman of Browning Consolidated, LLC, an Indianapolis-based real estate development company and continues this role with MGB Holdings, Inc. He has been deeply involved with the community of Indiana over the years, having served on the advisory board of St. Vincent Hospital and Health Care Center, the board of directors of the Indianapolis Indians and the board of directors of the Indy Public Safety Foundation. He currently serves as chairman of Visit Indy and as a member of both the Indiana Golf Association and the Crossroads Council of Boy Scouts. Mr. Browning received his bachelor’s degree from the University of Notre Dame in 1968. Mr. Browning was selected to serve on our board because of his experience in the energy sector and as a director.

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

Ms. Jensen also currently serves on the boards of directors of several companies and organizations dedicated to environmental sustainability, including Aker Carbon Capture, a carbon capture technology company with solutions, services and technologies covering the entire CCUS value chain, Aker Offshore Wind, an offshore wind power developer based in Norway and focused on deep water assets, Ocean Wise, and The Technology for Ocean Foundation. She also serves on the Friends of Ocean Action steering committee, as an advisor to the High Level Panel for Sustainable Ocean Economy established by the prime minister of Norway and on the advisory board of SDGs for BoDs network program. Ms. Jensen received her bachelor’s degree from James Cook University in Townsville, Australia and her master’s degree from The University of Fisheries Science in Tromso, Norway. Ms. Jensen was selected to serve on our board because of her experience as an environment conservationist and as an executive and board member of a large renewable energy company.

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

From 2010 to 2016, Mr. Spiegel served as President and CEO of Siemens USA, a global business focusing on the areas of electrification, automation and digitalization. Prior to joining Siemens, he had 25 years of global consulting experience at Booz Allen Hamilton in the power, oil and gas, chemicals, water, retail, pharmaceuticals and automotive markets. Mr. Spiegel received his A.B. with Honors in Economics from Harvard University and his MBA from the Tuck School of Business at Dartmouth College where he was an Edward Tuck Scholar. Mr. Spiegel was selected to serve on our board because of his experience as a consultant in the energy sector and as a director.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Browning, expired at the Extension Meeting, and Mr. Browning was re-appointed at the Extension Meeting to serve a further three-year term. The term of office of the second class of directors, consisting of Ms. Jensen and Mr. Spiegel, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Mr. Narayanan, will expire at the third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Class B ordinary shares. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. As our sponsor currently holds the sole issued and outstanding Class B ordinary share, our sponsor would control any such actions.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our memorandum and articles of association.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Each of our audit committee and our compensation committee is composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our corporate website.

Audit Committee

We have established an audit committee of the board of directors. Mr. Browning, Mr. Spiegel and Ms. Jensen serve as members of our audit committee, and Mr. Spiegel chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor.

Our board of directors has determined that each member of the audit committee is financially literate and that Mr. Spiegel qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Browning, Mr. Spiegel and Ms. Jensen serve as members of our compensation committee, and Ms. Jensen chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to EWI Capital of $30,000 per month for office space and administrative support, no cash compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, our compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations; Director Independence

We do not have a standing nominating committee though we intend to form a nominating and corporate governance as and when required to so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Browning, Mr. Spiegel and Ms. Jensen. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Mr. Alberto Recchi

Mr. Recchi serves as an advisor. He previously co-led Galileo Acquisition Corp. (GLEO: NYSE), as Chief Financial Officer and Director, which merged with Shapeways, Inc. in the third quarter of 2021. Mr. Recchi serves as a director and Chief Financial Officer for Shapeways. He is also a strategic advisor to Americas Technology Acquisition Corp., a Cayman Islands special purpose acquisition company (ATA: NYSE). Mr. Recchi has 20 years of experience in North American and Western European markets corporate and leveraged finance, mergers and acquisitions, and principal investing. In 2019, he founded Ampla Capital, a merchant bank based in New York that focuses on proprietary direct co-investments in growth-oriented SMEs in the North American and Western European markets. Previously, from 2016 to 2019, he was a Managing Director at MC Square Capital, a co-investment platform and cross-border boutique merchant bank based in the US. During the prior 12 years, Mr. Recchi was with Credit Suisse in the Private Banking and Wealth Management Division in London for three years, advising corporate treasury departments, single and multi-family offices, ultra-high net worth individuals across all product offerings, including direct investments, asset management, corporate finance and private wealth management. He spent nine years in their Investment Banking Division, based in both New York and London, as coverage team leader on several US and European private equity accounts, where he advised on all aspects of corporate finance and M&A, representing Financial Sponsors in sell side and buy side mandates. Mr. Recchi holds B.S. and M.S. degrees in Aerospace Engineering from the Polytechnic of Turin, Italy. He earned an M.B.A. from Columbia Business School and holds an M&A Certificate of Mastery issued by the New York Institute of Finance.

Availability of Documents

We filed a copy of our Code of Business Conduct and Ethics applicable to all of our officers, directors and employees (if any) (the “Code of Ethics”) as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40972), and our audit committee charter and our compensation committee charter as exhibits to the Registration Statement on Form S-1 (File No. 333-254695) filed in connection with our initial public offering. You may also review these documents on our corporate website at www.pegyr.com or by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 1280 El Camino Real, Suite 200, Menlo Park, California 94025, or by telephone at (415) 205-7937.

If we make any amendments to the Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we pay, and will continue to pay, EWI Capital $30,000 per month for office space and for administrative services provided to members of our management team. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no cash compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination. Our independent directors have each received 50,000 founder shares from our sponsor.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 16, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 17,473,773 ordinary shares issued and outstanding, consisting of 17,473,772 Class A ordinary shares and one Class B ordinary share. The following table does not reflect record or beneficial ownership of our warrants because such warrants are not exercisable within 60 days of the date of this report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Smilodon Capital, LLC(3)	5,272,697	30.2%	1	100.0%	30.2%
Srinath Narayanan(3)	5,272,697	30.2%	1	100.0%	30.2%
Prakash Ramachandran	—	—	—	—	—
David Roberts	—	—	—	—	—
Tim Dummer	—	—	—	—	—
Kathy Liu	—	—	—	—	—
Michael Browning	50,000	*	—	—	*
Nina Jensen	50,000	*	—	—	*
Eric Spiegel	50,000	*	—	—	*
All executive officers and directors as a group (8 individuals)	5,422,697	31.0%	1	100.0%	31.0%
Picton Mahoney Asset Management(4)	1,140,000	6.5%	—	—	6.5%
First Trust Capital Management L.P.(5)	1,085,400	6.2%	—	—	6.2%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the persons and entities is c/o Project Energy Reimagined Acquisition Corp., 1280 El Camino Real, Suite 200, Menlo Park, California 94025.
(2)	The sole issued and outstanding Class B ordinary share will automatically convert into one Class A ordinary share at the time of our initial business combination, subject to adjustment, or earlier at the option of the holder.
(3)	Smilodon Capital, LLC, our sponsor, is the record holder of the reported shares. Admit Capital, LLC (“Admit Capital”) is the manager of our sponsor, and Mr. Narayanan is the manager of Admit Capital. Admit Capital and Mr. Narayanan may be deemed to share beneficial ownership of such shares. Each of Admit Capital and Mr. Narayanan disclaims beneficial ownership of such shares except to the extent of its or his pecuniary interest therein.
(4)	Based on information provided in a Schedule 13G filed with the SEC on January 23, 2024 on behalf of Picton Mahoney Asset Management. The business address of this shareholder is 33 Yonge St #830, Toronto, ON M5E 1G4.
(5)	Based on information provided in a Schedule 13G filed with the SEC on February 14, 2024 on behalf of First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). FTCM is an investment adviser that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company, specifically VARBX and First Trust Multi-Strategy Fund, and (ii) Highland Capital Management Institutional Fund II, LLC (collectively, the “Client Accounts”). Each of FTCS and Sub GP is a control person of FTCM. As investment adviser to the Client Accounts, FTCM may be deemed the beneficial owner of the reported shares held in the Client Accounts. FTCS and Sub GP may be deemed to control FTCM and therefore may also be deemed to be beneficial owners of the reported shares held in the Client Accounts. The business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

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

Prior to the consummation of our initial public offering, on February 18, 2021, our sponsor paid $25,000 to purchase 8,625,000 founder shares, or approximately $0.003 per share. On July 29, 2021, our sponsor surrendered 1,437,500 founder shares to us for no consideration, resulting in a decrease in the total number of founder shares outstanding to 7,187,500. Our sponsor transferred to our independent directors and the additional anchor investors an aggregate of 1,321,717 founder shares. On December 12, 2021, in connection with the expiration of the remaining portion of the underwriters’ over-allotment option, our sponsor forfeited 593,085 founder shares to us for no consideration, and 6,594,415 founder shares remain outstanding. On August 1, 2023, pursuant to the Class B Conversion in connection with the Extension, 6,594,414 founder shares were converted from Class B ordinary shares to Class A ordinary shares on a one-for-one basis. Notwithstanding the Class B Conversion, the holders of founder shares will not be entitled to receive any funds held in the trust account with respect to any such converted shares.

Subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Our sponsor purchased an aggregate of 8,425,532 warrants at a price of $1.00 per warrant, or $8,150,000, in private placements that closed simultaneously with the closing of the initial public offering and the partial exercise of the over-allotment option. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

We currently utilize office space at 1280 El Camino Real, Suite 200, Menlo Park, California 94025 from EWI Capital, an affiliate of Srinath Narayanan (our President and Chief Executive Officer) and a member of our sponsor. Commencing on October 29, 2021, we pay EWI Capital $30,000 per month for office space and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates. Our independent directors have each received 50,000 founder shares from our sponsor.

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

On October 25, 2023, we issued an unsecured promissory note to our sponsor, whereby our sponsor has agreed to loan up to $500,000 to us for working capital needs. Additionally, on January 26, 2024, we issued an unsecured promissory note to Srinath Narayanan (our President and Chief Executive Officer), whereby Mr. Narayanan has agreed to loan up to $375,000 to us for working capital needs. Each loan accrues no interest on the unpaid principal balance and is due on the earlier of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. As of the date of this report, we had an aggregate outstanding balance of $850,000 under such notes.

Pursuant to a forward purchase agreement entered into in connection with our initial public offering, EWI Capital subscribed to purchase up to 2,000,000 units for $10.00 per unit, or up to $20,000,000, in a private placement to close substantially concurrently with the closing of our initial business combination. On October 2, 2023, we mutually agreed with EWI Capital to terminate the forward purchase agreement.

On July 25, 2023, we entered into one or more Non-Redemption Agreements with one or more unaffiliated third parties in exchange for them each agreeing not to redeem an aggregate of 760,000 public shares in connection with certain proposals considered and voted upon at the Extension Meeting, in exchange for our agreeing to issue or cause to be issued to each such investor 138,000 Post-Combination Shares at the time of our initial business combination. We subsequently entered into additional Non-Redemption Agreements with unaffiliated third parties on the same or similar terms reflecting the above ratio of non-redeemed public shares to Post-Combination Shares, in each case with respect to the Extension Meeting. Pursuant to all such Non-Redemption Agreements, we have agreed to issue or cause to be issued to such investors an aggregate of 1,645,596 Post-Combination Shares. In addition, we have agreed that we will not utilize any funds from the trust account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of public shares, including in connection with the Extension, an initial business combination or our liquidation.

The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement entered into at the time of our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of an initial business combination. We have also granted such registration rights to the holders of Post-Combination Shares that may be issued pursuant to the Non-Redemption Agreements. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any Class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who may be a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Browning, Mr. Spiegel and Ms. Jensen are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our periodic reports for the respective periods and other required filings with the SEC for the period for the years ended December 31, 2023 and 2022 totaled approximately $87,550 and $72,100, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2023 and 2022.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed or furnished herewith, as indicated; all exhibits not so designated are incorporated by reference to a prior SEC filing, as indicated.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated October 28, 2021, by and between the Registrant and J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the underwriters (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 2, 2021).
2.1	Business Combination Agreement, dated October 2, 2023, among the Registrant, Heramba Electric plc, Heramba Merger Corp., Heramba Limited and Heramba GmbH (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on October 6, 2023).
2.2	Form of Plan of Merger (Incorporated by reference to Annex D to the Registrant’s definitive proxy statement (File No. 001-40972) filed with the SEC on March 19, 2024).
3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 2, 2021).
3.2	Amendments to the Amended and Restated Memorandum and Articles of Association, effective as of August 1, 2023 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on August 4, 2023).
4.1	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-254695), filed with the SEC on September 29, 2021).
4.2	Specimen Ordinary Share Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1/A, filed with the SEC on September 29, 2021).
4.3	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-254695), filed with the SEC on September 29, 2021).
4.4	Warrant Agreement, dated October 28, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 2, 2021).
4.5	Form of Amended and Restated Warrant Agreement among the Registrant, Heramba Electric plc, Continental Stock Transfer & Trust Company and any successor warrant agent (Incorporated by reference to Exhibit 4.2 to Heramba Electric plc’s Registration Statement on Form F-4/A (File No. 333-275903) filed with the SEC on March 15, 2024).
4.6*	Description of Securities.
10.1	Letter Agreement among Registrant, Smilodon Capital, LLC and each of the executive officers and directors of the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 2, 2021).
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 2, 2021).

10.3	Amendment to Investment Management Trust Agreement, dated August 1, 2023, between the Registrant and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on August 4, 2023).
10.4	Registration Rights Agreement among the Registrant, Smilodon Capital, LLC and the Holders signatory thereto (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 2, 2021).
10.5	Private Placement Warrants Purchase Agreement between the Registrant and Smilodon Capital, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 2, 2021).
10.6	Administrative Services Agreement, dated October 28, 2021, by and between the Registrant and EWI Capital SPAC I LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on November 2, 2021).
10.7	Form of Non-Redemption Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on July 26, 2023).
10.8	Sponsor Support Agreement, dated October 2, 2023, among the Registrant, Heramba GmbH and Smilodon Capital, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on October 6, 2023).
10.9	Promissory Note issued in favor of Smilodon Capital, LLC, dated October 25, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on October 31, 2023).
10.10	Promissory Note issued in favor of Srinath Narayanan, dated January 26, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40972) filed with the SEC on February 1, 2024).
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-40972) filed with the SEC on March 29, 2022).
24.1	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
99.1	Form of Audit Committee Charter (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-1/A, filed with the SEC on September 29, 2021).
99.2	Form of Compensation Committee Charter (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-1/A, filed with the SEC on September 29, 2021).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101).

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Project Energy Reimagined Acquisition Corp.

Date: April 16, 2024	By:	/s/ Srinath Narayanan
	Name:	Srinath Narayanan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 16, 2024	By:	/s/ Prakash Ramachandran
	Name:	Prakash Ramachandran
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Srinath Narayanan and Prakash Ramachandran, jointly and severally, as his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position(s)	Date

/s/ Srinath Narayanan	President, Chief Executive Officer and Director	April 16, 2024
Srinath Narayanan	(Principal Executive Officer)

/s/ Prakash Ramachandran	Chief Financial Officer	April 16, 2024
Prakash Ramachandran	(Principal Financial and Accounting Officer)

/s/ Michael Browning	Director	April 16, 2024
Michael Browning

/s/ Eric Spiegel	Director	April 16, 2024
Eric Spiegel

/s/ Nina Jensen	Director	April 16, 2024
Nina Jensen

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Project Energy Reimagined Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Project Energy Reimagined Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before May 2, 2024. The Company entered into a business combination agreement with a business combination target on October 2, 2023; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to May 2, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after May 2, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Houston, TX
April 16, 2024

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022

Assets
Current assets
Cash	$127,624	$515,534
Prepaid expenses and other current assets	—	226,094
Total current assets	127,624	741,628
Investments held in trust account	115,981,606	267,475,787
Deferred offering costs	17,393,949	—
Total Assets	$133,503,179	$268,217,415

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,605,457	$97,919
Accrued expenses	2,435,615	437,406
Accrued expenses - related party	395,000	65,000
Promissory note - related party	500,000	—
Total current liabilities	4,936,072	600,325
Warrant liabilities	660,831	864,575
Derivative liability - forward purchase agreement	—	318,735
Accrued offering costs	17,393,949	—
Deferred underwriting fee payable	—	9,232,181
Total Liabilities	22,990,852	11,015,816

Commitments (Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 10,879,358 and 26,377,660 shares at redemption value as of December 31, 2023 and 2022, respectively	115,881,606	267,375,787

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,594,414 and 0 issued and outstanding (excluding 10,879,358 and 26,377,660 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	660	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 and 6,594,415 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	660
Additional paid-in capital	—	—
Accumulated deficit	(5,369,939)	(10,174,848)
Total Shareholders’ Deficit	(5,369,279)	(10,174,188)
Total Liabilities and Shareholders’ Deficit	$133,503,179	$268,217,415

The accompanying notes are an integral part of these financial statements

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2023	2022
Operating costs	$4,949,751	$1,785,935
Loss from operations	(4,949,751)	(1,785,935)
Gain on investments held in Trust Account	—	2,900
Interest and dividend income on investments held in Trust Account	9,786,497	3,699,187
Unrealized (loss) gain on fair value of derivative liability - forward purchase agreement	(1,849,265)	119,065
Unrealized gain on fair value of warrant liabilities	203,744	11,239,468
Gain on waiver of deferred underwriting commissions by underwriter	456,993	—
Net income	$3,648,218	$13,274,685

Basic and diluted weighted average shares outstanding, Class A ordinary shares	22,669,740	26,377,660
Basic and diluted net income per share, Class A ordinary shares	$0.14	$0.40
Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,848,248	6,594,415
Basic and diluted net income per share, Class B ordinary shares	$0.14	$0.40

The accompanying notes are an integral part of these financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	6,594,415	$660	$—	$(10,174,848)	$(10,174,188)
Waiver of deferred underwriting commissions by underwriter (see Note 6)	—	—	—	—	—	8,775,188	8,775,188
Conversion of Class B common shares to Class A common shares	6,594,414	660	(6,594,414)	(660)	—	—	—
Remeasurement of ordinary shares subject to redemption, to redemption value	—	—	—	—	—	(9,786,497)	(9,786,497)
Extinguishment of forward purchase agreement	—	—	—	—	—	2,168,000	2,168,000
Net income	—	—	—	—	—	3,648,218	3,648,218
Balance as of December 31, 2023	6,594,414	$660	1	$—	$—	$(5,369,939)	$(5,369,279)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	6,594,415	$660	$—	$(19,850,346)	$(19,849,686)
Remeasurement of ordinary shares subject to redemption, to redemption value	—	—	—	—	—	(3,599,187)	(3,599,187)
Net income	—	—	—	—	—	13,274,685	13,274,685
Balance as of December 31, 2022	—	—	6,594,415	$660	$—	$(10,174,848)	$(10,174,188)

The accompanying notes are an integral part of these financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,648,218	$13,274,685
Adjustments to reconcile net income to net cash used in operating activities:
Gain on investments held in Trust Account	—	(2,900)
Interest and dividend income on investments held in Trust Account	(9,786,497)	(3,699,187)
Unrealized loss (gain) on fair value of derivative liability - forward purchase agreement	1,849,265	(119,065)
Unrealized gain on fair value of warrant liabilities	(203,744)	(11,239,468)
Gain on waiver of deferred underwriting commissions by underwriter	(456,993)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	226,094	387,642
Accounts payable	1,507,538	8,842
Accrued expenses	1,998,209	358,684
Accrued offering costs	—	(12,632)
Accrued expenses - related party	330,000	65,000
Net cash used in operating activities	(887,910)	(978,399)

Cash Flows from Investing Activities:
Withdrawal from Trust Account for payment to redeeming shareholders	161,280,678	—
Net cash provided by investing activities	161,280,678	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	500,000	—
Payment to redeeming shareholders	(161,280,678)	—
Net cash used in financing activities	(160,780,678)	—

Net Change in Cash	(387,910)	(978,399)
Cash – Beginning of period	515,534	1,493,933
Cash – End of period	$127,624	$515,534

Non-cash investing and financing activities:
Deferred offering costs	$17,393,949	$—
Remeasurement of Class A ordinary shares to redemption amount	$9,786,497	$3,599,187
Extinguishment of forward purchase agreement	2,168,000	—
Waiver of deferred underwriting commissions by underwriter (see Note 6)	$9,232,181	$—

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the preparation of its initial public offering (“Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a target for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividend income, interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NOTES TO FINANCIAL STATEMENTS

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

On July 25, 2023, the Company entered into one or more agreements (the “Non-Redemption Agreements”) with one or more unaffiliated third parties in exchange for them each agreeing not to redeem an aggregate of 760,000 Public Shares in connection with certain proposals considered and voted upon at the Extraordinary General Meeting, in exchange for the Company agreeing to issue or cause to be issued to each such investor 138,000 Class A ordinary shares (“Post-Combination Shares”) at the time of the Company’s initial Business Combination. The Company subsequently entered into additional Non-Redemption Agreements with unaffiliated third parties on the same or similar terms reflecting the above ratio of non-redeemed Class A ordinary shares to Post-Combination Shares, in each case with respect to the Extraordinary General Meeting. Pursuant to all such Non-Redemption Agreements, the Company has agreed to issue or cause to be issued to such investors an aggregate of 1,645,596 Post-Combination Shares. In addition, the Company has agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the Inflation Reduction Act of 2022 upon a redemption of Public Shares, including in connection with the Extension, an initial Business Combination or liquidation of the Company.

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

Proposed Business Combination

On October 2, 2023, the Company entered into a business combination agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”) with Heramba Electric plc, an Irish public limited company duly incorporated under the laws of Ireland (“Holdco”), Heramba Merger Corp., an exempted company incorporated in the Cayman Islands with limited liability (“Merger Sub”), Heramba Limited, an Irish private company limited by shares duly incorporated under the laws of Ireland (the “Seller”), and Heramba GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) established under the laws of Germany (“Heramba”), which provides for a proposed business combination through a series of related transactions (collectively, the “Proposed Business Combination”).

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

On December 6, 2023, Holdco initially filed with the SEC a registration statement on Form F-4 (the “Form F-4”) in connection with the Proposed Business Combination, which was subsequently amended on January 16, 2024, February 27, 2024 and March 15, 2024. The Form F-4 contains a preliminary proxy statement/prospectus that constitutes (i) a preliminary proxy statement relating to the Proposed Business Combination in connection with the Company’s solicitation of proxies for the vote by its shareholders regarding the Proposed Business Combination and related matters, as described in the Form F-4, and (ii) a preliminary prospectus relating to, among other things, the offer of the securities to be issued by Holdco in connection with the Proposed Business Combination.

On March 19, 2024, the Form F-4 was declared effective by the SEC, and Holdco and the Company filed the definitive proxy statement/prospectus with the SEC. On or about March 19, 2024, the Company commenced the mailing of the definitive proxy statement/prospectus related to the Proposed Business Combination (the “definitive proxy statement/prospectus”) and other relevant documents to its shareholders as of March 1, 2024, the record date established for voting on the Proposed Business Combination. The terms of the Business Combination Agreement and other related ancillary agreements, including those noted below, are summarized in more detail in the Form F-4 and the definitive proxy statement/prospectus.

On March 28, 2024, the Company held an extraordinary general meeting of shareholders (the “Business Combination Meeting”) to consider and vote upon the proposals set forth in the definitive proxy statement/prospectus. At the Business Combination Meeting, the Company’s shareholders approved the Proposed Business Combination and related matters. The Company expects the Proposed Business Combination to close as soon as practicable.

Business Combination Agreement

Pursuant to the Business Combination Agreement, each of the following transactions will occur in the following order: (i) immediately prior to the effective time of the Merger (as defined below) (the “Merger Effective Time”), (1) each of the Company’s issued and outstanding Units will be automatically separated into its component securities (the “Unit Separation”) and (2) the sole issued and outstanding Class B ordinary share will be automatically converted into one Class A ordinary share (such conversion, the “Closing Class B Conversion”); (ii) at the Merger Effective Time, the Company will enter into a plan of merger with Merger Sub, pursuant to which Merger Sub will merge with and into our company (the “Merger”), with the Company being the surviving company in the Merger (the “Surviving Company”) and becoming a direct, wholly owned subsidiary of Holdco; (iii) at the Merger Effective Time, (a) each Class A ordinary share issued and outstanding immediately prior to the Merger Effective Time (which, for the avoidance of doubt, will include the Class A ordinary shares held as a result of the Unit Separation and the Closing Class B Conversion) will be automatically cancelled in exchange for the right to be issued one ordinary share in the capital of Holdco with a nominal value of €0.0001 (“Holdco Ordinary Shares”), (b) each Public Warrant will remain outstanding but will be automatically adjusted to become one Holdco public warrant (“Holdco Public Warrants”), (c) each Private Placement Warrant will remain outstanding but will be automatically adjusted to become one Holdco private warrant (“Holdco Private Warrants”), (d) each Class A ordinary share properly tendered for redemption and issued and outstanding immediately prior to the Merger Effective Time will be automatically cancelled and cease to exist and will thereafter represent only the right to be paid a pro rata portion of the Trust Account pursuant to the Articles, (e) each dissenting ordinary share issued and outstanding immediately prior to the Merger Effective Time held by a dissenting shareholder will be automatically cancelled and cease to exist and will thereafter represent only the right to be paid the fair value of such dissenting ordinary share and such other rights as are granted by the Companies Act (As Revised) of the Cayman Islands and (f) each ordinary share of Merger Sub issued and outstanding at the Merger Effective Time will be automatically cancelled in consideration for the issuance of one validly issued, fully paid and non-assessable ordinary share of par value $1.00 in the Surviving Company; (iv) immediately following the Merger Effective Time, pursuant to a transfer agreement to be entered into by and between the Seller and Holdco, the Seller will transfer as a contribution to Holdco, and Holdco will assume from the Seller, the shares in Heramba, all of which are held by the Seller, in exchange for the issuance by Holdco of 36,700,000 Holdco Ordinary Shares (the “Share Consideration”) to Seller; and (v) all deferred ordinary shares in the capital of Holdco with a nominal value of €1.00 each (“Holdco Deferred Shares”) shall within one month of the Merger Effective Time be surrendered by the holder thereof to Holdco for nil consideration and such Holdco Deferred Shares shall thereafter be held as treasury shares by Holdco in satisfaction of the minimum capital requirements for a public limited company under Irish law.

The consummation of the Proposed Business Combination is subject to a number of conditions set forth in the Business Combination Agreement including, among others, the Holdco Ordinary Shares being approved for listing on Nasdaq or another national securities exchange and the execution of various transaction agreements. There can be no assurance as to whether or when the Proposed Business Combination will be consummated.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Heramba Sole Shareholder Written Consent

Concurrently with the execution and delivery of the Business Combination Agreement, the Seller, as the sole shareholder of Heramba, delivered to the Company a written consent pursuant to which, among other things, it approved the execution of the Business Combination Agreement and related ancillary agreements, and approved the transactions contemplated thereby.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Company entered into a sponsor support agreement with Heramba and the Sponsor, pursuant to which, among other things, the Sponsor (a) agreed to vote any ordinary shares held by it as of the record date established for voting on the Proposed Business Combination in favor of the Business Combination Agreement, the Proposed Business Combination and each of the proposals set forth in the Form F-4, and against any action that would reasonably be expected to impede the completion of the Proposed Business Combination as described therein, (b) agreed not to transfer such shares until the earliest of the closing of the Proposed Business Combination (the “Closing”) or the termination of the Business Combination Agreement, except as set forth therein, (c) agreed not to redeem such shares in connection with the Proposed Business Combination (which waiver of redemption rights was initially provided in connection with the Initial Public Offering in consideration for receipt of Founder Shares, and for certain covenants and commitments pursuant to a letter agreement entered into at the time of the Initial Public Offering, and without any separate consideration paid in connection with providing such waiver) and (d) waived certain anti-dilution rights with respect to any such shares that are Class B ordinary shares.

Share Contribution Agreement

In connection with the Closing, the Seller and Holdco will enter into a transfer agreement immediately following the Merger Effective Time, pursuant to which the Seller will transfer as a contribution to Holdco, and Holdco will assume from the Seller, all of the shares in Heramba, in exchange for the issuance by Holdco of the Share Consideration to the Seller.

Lock-Up Agreement

In connection with the Closing, Holdco and certain holders of Holdco securities upon the Closing, including the Sponsor, certain of the Company’s directors and executive officers and certain Heramba shareholders holding greater than 5% of the outstanding Holdco Ordinary Shares upon the Closing, will enter into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which, among other things, each of such holders will agree to not effect any sale or distribution of the Lock-Up Securities (as defined therein), subject to certain customary exceptions set forth in the Lock-Up Agreement, until the earliest of: (i) the twelve month anniversary of the date of the Closing (the “Closing Date”), (ii) such time that the trading price of the Holdco Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 calendar days after the Closing Date, and (iii) such date on which Holdco completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all Holdco shareholders having the right to exchange their Holdco Ordinary Shares for cash, securities or other property. The Lock-Up Securities include up to 5,422,698 Holdco Ordinary Shares to be issued in exchange for the Founder Shares held by the Sponsor and certain of the Company’s officers and directors, and 34,000,000 Holdco Ordinary Shares to be held by certain Heramba shareholders.

Registration Rights Agreement

In connection with the Closing, Holdco and certain holders of Holdco securities upon the Closing, including the Sponsor, will enter into a registration rights agreement, pursuant to which, among other things, Holdco will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain Holdco Ordinary Shares and other equity securities of Holdco that are held by the parties thereto from time to time. In addition, Holdco will agree to provide such holders with customary demand and piggyback registration rights with respect to the Registrable Securities (as defined therein). Such Registrable Securities are expected to include up to 6,594,415 Holdco Ordinary Shares to be issued in exchange for the Founder Shares, 8,425,532 Holdco Private Warrants resulting from the automatic adjustment of the Private Placement Warrants at the Merger Effective Time (and the Holdco Ordinary Shares underlying such Holdco Private Warrants), 1,645,596 Holdco Ordinary Shares to be issued as the Post-Combination Shares under the Non-Redemption Agreements, and 36,700,000 Holdco Ordinary Shares to be held by certain Heramba shareholders.

Amended and Restated Warrant Agreement

In connection with the Closing, prior to the Merger Effective Time, the Company will enter into an amended and restated warrant agreement with Holdco and Continental Stock Transfer & Trust Company, as warrant agent, and any successor warrant agent, pursuant to which the terms and conditions of the warrant agreement entered into at the time of the Initial Public Offering will be amended and restated to, among other things, reflect the automatic adjustment of the Public Warrants to Holdco Public Warrants and the Private Placement Warrants to Holdco Private Warrants.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

In October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. The full impact of the war between Israel and Hamas and related global economic disruptions on the Company’s financial condition and results of operations, as well as the Company’s ability to consummate an initial Business Combination, also remains uncertain. The Company’s management will continuously evaluate the effect of the conflict on the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern

As of December 31, 2023, the Company had $127,624 in cash held outside of the Trust Account and a working capital deficit of $4,808,448. The cash held outside the Trust Account is not expected to be sufficient for the Company to operate for the next 12 months from the issuance of the financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by May 2, 2024 (or such later date as may be approved by the Company’s shareholders at a meeting called for such purpose at which the Company’s shareholders will be given the opportunity to have their Public Shares redeemed for a pro rata portion of the funds in the Trust Account), then the Company will cease all operations except for the purpose of liquidating. The expected liquidity concerns, the date for mandatory liquidation and subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 or 2022.

Investments Held in Trust Account

As of December 31, 2023 and 2022, the assets held in the Trust Account were held in money market funds which were invested in U.S. Treasury securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Any gain and loss resulting from the change in fair value of these securities is included in gain (loss) on investments held in Trust Account in the accompanying statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $9,786,497 for the year ended December 31, 2023.

As of December 31, 2023 and 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2021	263,776,600
Remeasurement of carrying value to redemption value	3,599,187
Class A ordinary shares subject to possible redemption as of December 31, 2022	$267,375,787
Redemption of Class A common shares subject to redemption	(161,280,678)
Remeasurement of carrying value to redemption value	9,786,497
Class A ordinary shares subject to possible redemption as of December 31, 2023	$115,881,606

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placements to purchase an aggregate of 21,614,362 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Net income	$3,118,794	$529,424	$10,619,748	$2,654,937
Denominator:
Basic and diluted weighted average shares outstanding	22,669,740	3,848,248	26,377,660	6,594,415
Basic and diluted net income per share	$0.14	$0.14	$0.40	$0.40

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Public Warrants and Private Placement Warrants are accounted for as a derivative instrument in accordance with ASC 815 and are presented as warrant liabilities on the balance sheet. The Public Warrants and Private Placement Warrants were measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the statements of operations.

The forward purchase agreement is accounted for as a derivative instrument in accordance with ASC 815 and is presented as a derivative forward purchase agreement liability on the balance sheet. The Company was to issue and sell up to 2,000,000 forward purchase units at a purchase price of $10.00 per unit, for an aggregate purchase price of up to $20,000,000. The amounts actually sold were to be determined solely by the Company, and the Company was not obligated to issue or sell any forward purchase units. The forward purchase agreement was measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the statements of operations. See Note 5 for additional information on the forward purchase agreement.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of ASU 2023-09.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $19,391,909 or $7.60 per share. The excess of the fair value of the Founder Shares sold over the aggregate purchase price of $10,206 (or $0.004 per share) was determined to be an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. On August 1, 2023, pursuant to the Class B Conversion, the holders of the Founder Shares converted 6,594,414 Founder Shares from Class B ordinary shares to 6,594,414 Class A ordinary shares, which shares include these same transfer restrictions.

Forward Purchase Agreement

In September 2021, the Company amended and restated the forward purchase agreement pursuant to which EWI Capital SPAC I LLC, which is an affiliate of Srinath Narayanan (the Company’s President and Chief Executive Officer) and a member of the Sponsor (“EWI” or the “forward purchase investor”), had subscribed to purchase from the Company up to 2,000,000 units (the “forward purchase units”), with each unit consisting of one Class A ordinary share, par value of $0.0001 per share, (the “forward purchase shares”) and one-half of one redeemable warrant (the “forward purchase warrants”), for $10.00 per unit, or up to $20,000,000, in a private placement to close substantially concurrently with the closing of a Business Combination. The terms of the forward purchase units would have been identical to the terms of the Units sold in the Initial Public Offering, except that the forward purchase securities would have certain registration rights as described below and the forward purchase warrants would have been the same as the Private Placement Warrants.

The Company would have determined in its sole discretion the specific number of forward purchase units (up to 2,000,000) that it would have sold to the forward purchase investor, if any, and the obligation of the forward purchase investor to purchase the forward purchase units was subject to the approval of the forward purchase investor’s manager following notice to the forward purchase investor that the Company intended to enter into an agreement for a Business Combination.

The forward purchase agreement also provided that the forward purchase investor was entitled to registration rights with respect to the forward purchase securities. The proceeds from the sale of the forward purchase units may have been used as part of the consideration to the sellers in an initial Business Combination, expenses in connection with an initial Business Combination or for working capital in the post-Business Combination company. These purchases were required to be made regardless of whether any Class A ordinary shares were redeemed by the Public Shareholders and were intended to provide the Company with a minimum funding level for an initial Business Combination. The forward purchase units would have been issued only in connection with the closing of an initial Business Combination.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company accounted for the forward purchase agreement in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the forward purchase units did not meet the criteria for equity treatment thereunder, the Company classified the securities underlying the forward purchase agreement as an asset or liability at its fair value. This asset or liability was subject to re-measurement at each balance sheet date. With each such remeasurement, the asset or liability was adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

On October 2, 2023, the Company and EWI entered into a mutual termination agreement to terminate the forward purchase agreement. In consideration of the termination of the forward purchase agreement, the Company determined that, under ASC 405-20-40, Liabilities – Extinguishment of Liabilities – Derecognition, the derivative liability for the forward purchase agreement should be extinguished and removed from the balance sheet as of October 2, 2023. Pursuant to ASC 850, Related Party Disclosures, as the forward purchase agreement was determined to have been entered into with a related party, the liability extinguishment of $2,168,000 was recorded to accumulated deficit in absence of an available balance in additional paid-in capital.

Administrative Services Agreement

On October 28, 2021, in connection with the Initial Public Offering, the Company entered into an agreement with EWI to pay a total of $30,000 per month to EWI for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023 and 2022, the Company incurred $360,000 of expenses under this agreement and included within operating costs on the statements of operations. For the year ended December 31, 2023 and 2022, the Company paid $30,000 and $295,000 of expenses under this agreement and included within operating costs on the statements of operations, respectively. As of December 31, 2023 and 2022, $395,000 and $65,000 remain unpaid and are recorded in Accrued expenses - related party, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of December 31, 2023 or 2022.

The Company issued an unsecured promissory note in the principal amount of up to $500,000 to the Sponsor (the “Promissory Note”). The Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial Business Combination is consummated and (ii) the date that the winding up of the Company is effective. On August 21, 2023, September 27, 2023, and November 6, 2023, the Company drew $50,000, $250,000, and $200,000 from the Promissory Note, respectively. As of December 31, 2023 the outstanding balance of these loans was $500,000 which has not yet been repaid as of December 31, 2023.

Non-Redemption Agreements

On July 25, 2023, the Company entered into one or more Non-Redemption Agreements with one or more unaffiliated third parties in exchange for them each agreeing not to redeem an aggregate of 760,000 Public Shares in connection with certain proposals considered and voted upon at the Extraordinary General Meeting, in exchange for the Company agreeing to issue or cause to be issued to each such investor 138,000 Post-Combination Shares at the time of the Company’s initial Business Combination. The Company subsequently entered into additional Non-Redemption Agreements with unaffiliated third parties on the same or similar terms reflecting the above ratio of non-redeemed Class A ordinary shares to Post-Combination Shares, in each case with respect to the Extraordinary General Meeting. Pursuant to all such Non-Redemption Agreements, the Company has agreed to issue or cause to be issued to such investors an aggregate of 1,645,596 Post-Combination Shares.

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

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Over-Allotment Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, the Over-Allotment Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Pursuant to the forward purchase agreement with EWI, the Company had agreed that the forward purchase securities would be entitled to registration rights pursuant to the registration rights agreement.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Vendor Agreements

On September 22, 2021, the Company entered into an agreement with a financial advisor (the “First Financial Advisor” and such agreement, the “First Financial Advisor Agreement”) for services to be rendered in connection with the Company’s Initial Public Offering, pursuant to which the Company would pay the First Financial Advisor (i) an amount equal to the aggregate number of securities sold in the Initial Public Offering multiplied by 0.02 and then further multiplied by 0.07, (ii) an amount equal to the aggregate number of securities sold upon the underwriters’ partial exercise of the over-allotment option multiplied by 0.02 and then further multiplied by 0.07, and (iii) on the date of any additional or deferred payment to any underwriters or other persons performing similar services in connection with the Initial Public Offering an amount equal to the aggregate number of securities sold in the Initial Public Offering, plus, the aggregate number of securities sold upon the underwriters’ partial exercise of the over-allotment option multiplied by 0.035 and then further multiplied by 0.13. The Company paid the First Financial Advisor a total of $369,287 in the aggregate pursuant to (i) and (ii) noted above. Those fees were considered offering costs of the Company (see Note 2 for accounting policy for offering costs). The Company determined that upon the waiver of the deferred underwriting fees by J.P. Morgan Securities LLC and BofA Securities, Inc., the fees pursuant to (iii) noted above became void.

On September 28, 2021, the Company entered into an agreement with a financial advisor (the “Second Financial Advisor” and such agreement, the “Second Financial Advisor Agreement”) for services to be rendered in connection with the Company’s Initial Public Offering, pursuant to which the Company would pay the Second Financial Advisor (i) an amount equal to the aggregate number of securities sold in the Initial Public Offering multiplied by 0.02 and then further multiplied by 0.03 and (ii) an amount equal to the aggregate number of securities sold upon the underwriters’ partial exercise of the over-allotment option multiplied by 0.02 and then further multiplied by 0.03. The Company paid the Second Financial Advisor a total of $158,266 in the aggregate pursuant to (i) and (ii) noted above. Those fees were considered offering costs of the Company (see Note 2 for accounting policy for offering costs).

On August 18, 2022, the Company entered into an agreement with a legal advisor (the “Advisor”) for services to be rendered in connection with the consummation of a Business Combination, pursuant to which the Company would pay the Advisor a fee of 50,000 euros in connection with certain milestones, and a success fee of 600,000 euros contingent upon the successful completion of a Business Combination. Half of the 50,000 euro milestone fee became due and payable thirty days after the execution of the agreement, and the fee was paid to the Advisor in October 2022. On January 23, 2023, the Company and the Advisor entered into an amended agreement, pursuant to which, the previous unpaid portion of the milestone fee and the success fee were cancelled. Pursuant to the amended agreement, the Company would pay the advisor 25,000 euros upon the execution of the amended agreement, 25,000 euros on each of February 28, 2023 and March 31, 2023, 200,000 euros upon the execution of a share purchase agreement, and a success fee of 450,000 euros contingent upon the successful completion of a Business Combination. On April 30, 2023, Heramba and the Advisor entered into a second amended agreement, pursuant to which, Heramba assumed responsibility for the payment of the 25,000 euros due on each of February 28, 2023 and March 31, 2023, the 200,000 euro fee upon the execution of a share purchase agreement, and the success fee of 450,000 euros upon the completion of a Business Combination. The fees of 25,000 euros that were due to the Advisor on February 28, 2023 and March 31, 2023 that had previously been accrued were removed from the Company’s balance sheet, statement of operations, statement of shareholders’ equity, and statement of cash flows in connection with the second amended agreement.

On August 24, 2022, the Company entered into an agreement with a consultant (the “Consultant”) for general project management and coordination of activities in connection with consummating a Business Combination, pursuant to which the Company shall pay a retainer of $25,000 upon each of signing of the letter of engagement and the acceptance of the terms of a Business Combination agreement. In addition a final retainer fee of $550,000 would be paid to the Consultant, contingent upon the closing of a Business Combination. In August 2023, the Company informed the Consultant of their intention to terminate the agreement in accordance with the terms of the agreement. The Company paid the Consultant the first retainer upon the signing of the letter of engagement. All other fees under the agreement were waived upon the termination.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

On May 22, 2023, the Company entered into an agreement with a financial advisor (the “Third Financial Advisor”) for financial and market related advice customary with the consummation of a Business Combination, for the Company’s proposed Business Combination with Heramba. Pursuant to the agreement, the Company will pay an amount equal to (i) 2.0% of the enterprise value of Heramba as set forth in the Business Combination Agreement; plus (ii) 2.0% of (a) net cash remaining in the Trust Account that is actually delivered to Heramba at Closing plus (b) the net proceeds that are actually delivered to Heramba at Closing from any financing transaction by the Company or Heramba (the “Net Closing Proceeds”) up to and including $50,000,000; plus (iii) 4.0% of the amount (if any) by which the Net Closing Proceeds exceed $50,000,000 (collectively the “Transaction Fee”). In no event shall the Transaction Fee be less than $3,500,000. The Transaction Fee is due to the Third Financial Advisor only if the Business Combination is consummated, and as such is considered contingent upon the consummation of the Business Combination.

On July 20, 2023, the Company entered into an agreement with a capital markets advisor (the “Capital Markets Advisor”) for services such as securing an extension of the Business Combination Period, providing capital markets advice, advising on structure and terms of the Business Combination Agreement, and identifying finance opportunities in connection with a Business Combination. Pursuant to the agreement, the Company will pay the Capital Markets Advisor (i) an advisor fee in connection with the Extension and the Business Combination in an amount equal to $750,000 in the aggregate, plus an additional $750,000 if, in connection with the Extension, (a) the Capital Markets Advisor secures non-redemption agreements with the Company shareholders (the “Non-Redeeming Shareholders”) with respect to more than 7,500,000 Class A ordinary shares, in the aggregate, initially issued as part of units sold in the Company’s Initial Public Offering (the “Non-Redemption Shares”), (b) pursuant to the Non-Redemption Agreements, the Non-Redeeming Shareholders agree to receive less than or equal to 1,400,000 promote shares, in the aggregate, to be issued by the Company (or its successor) following the Business Combination, and (c) the Non-Redeeming Shareholders do not redeem the Non-Redemption Shares in connection with the Extension (the “Advisor Fee”); and (ii) a transaction fee in connection with a possible private placement of equity, equity-linked, convertible and/or debt securities or other capital or debt raising transaction to be consummated in connection with the Business Combination (the “Offering”), of an amount equal to (a) 4.0% of the gross proceeds from the private placement of $15,000,000 or more of equity or equity-linked securities or (b) 2.5% of the gross proceeds from the private placement of $30,000,000 or more of debt or convertible debt securities, in each case raised from investors first identified to the Company by the Capital Markets Advisor and received by the Company or any target simultaneously with or before the closing of the Offering (the “Offering Fee” and together with the Advisor Fee, the “CMA Transaction Fee”). No CMA Transaction Fee shall be payable if the Business Combination is not consummated. and as such the CMA Transaction Fee is considered contingent upon the consummation of the Business Combination.

NOTE 7. WARRANTS

As of December 31, 2023 and 2022, there were 13,188,830 Public Warrants and 8,425,532 Private Placement Warrants outstanding.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares of $0.0001, par value. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 17,473,772 and 26,377,660 Class A ordinary shares issued and outstanding, of which 10,879,358 and 26,377,660 Class A ordinary shares are subject to possible redemption, respectively. As of December 31, 2023, the remaining 6,594,414 shares are classified as permanent equity and are comprised of 6,594,414 shares that were converted from Class B common stock into Class A common stock.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 1 and 6,594,415 Class B ordinary shares issued and outstanding.

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

On August 1, 2023, pursuant to the Class B Conversion, the holders of the Founder Shares converted 6,594,414 Founder Shares from Class B ordinary shares to 6,594,414 Class A ordinary shares.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investments held in Trust Account:
Money market funds	$115,981,606	$115,981,606	$—	$—

Deferred offering costs	$17,393,949	$17,393,949	$—	$—

Liabilities
Accrued offering costs	$17,393,949	$17,393,949	$—	$—

Warrant liability – Public Warrants	$395,665	$395,665	$—	$—
Warrant liability – Private Placement Warrants	265,166	—	265,166	—
Warrant Liabilities	$660,831	$395,665	$265,166	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money market funds	$267,475,787	$267,475,787	$—	$—

Liabilities
Derivative liability - forward purchase agreement	$318,735	$—	$—	$318,735

Warrant liability – Public Warrants	$527,553	$527,553	$—	$—
Warrant liability – Private Placement Warrants	337,022	—	337,022	—
Warrant Liabilities	$864,575	$527,553	$337,022	$—

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2023 and 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker PEGRW. The quoted price of the Public Warrants was $0.03 and $0.04 per warrant as of December 31, 2023 and 2022, respectively.

The Company utilized a Black-Scholes model for the initial valuation of the Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which were considered Level 3 inputs. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement as of December 31, 2022 due to the use of an observable market quote for a similar asset in an active market. The Company estimates the volatility of its ordinary shares based on a back-solve lattice model which adjusts the trading price of the Public Warrants for the estimated probability of completing the initial Business Combination. However, since the back-solve lattice model did not produce a meaningful volatility for the Private Placement Warrants as of December 31, 2023 and 2022, the fair value of the Private Placement Warrants were set equal to the fair value of the Public Warrants. The fair value of the Private Placement Warrants was $0.03 and $0.04 per warrant as of December 31, 2023 and 2022, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. For the year-ended December 31, 2023, there were no transfers between either Level 1, 2 or 3 inputs.

The model used to estimate the fair value of the derivative liability for the forward purchase agreement is based on the assumption that the forward purchase securities are equivalent to the Company’s Units and determined, on a per unit basis, as the price of the Company’s Units less the present value of the contractually stipulated forward price of $10.00.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following table provides the significant inputs to the model for the fair value of the forward purchase agreement:

	At October 2, 2023	At December 31, 2022

Fair value of unit	$10.82	$10.01
Unit forward price	$10.00	$10.00
Time to Business Combination (in years)	0.50	0.34
Risk-free rate	5.58%	4.54%
Discount factor	97.30%	98.50%
Fair value - derivative liability	$1.084	$0.159

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of January 1, 2022	$5,156,098
Unrealized gain	(4,500,341)
Transfer of Private Placement Warrants to Level 2 measurement	(337,022)
Fair value as of December 31, 2022	318,735
Unrealized loss	1,849,265
Extinguishment of forward purchase agreement	(2,168,000)
Fair value as of December 31, 2023	$—

The Company recognized an unrealized gain on the fair value of warrant liabilities of $203,744 and $11,239,468, in the statement of operations for the years ended December 31, 2023 and 2022, respectively. The Company recognized an unrealized loss on the fair value of derivative liability - forward purchase agreement of $1,849,265 in the statement of operations for the year ended December 31, 2023. The Company recognized an unrealized gain on the fair value of derivative liability - forward purchase agreement of $119,065 in the statement of operations for the year ended December 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than those subsequent events described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On January 26, 2024, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $375,000 to Srinath Narayanan (the Company’s President and Chief Executive Officer), to be drawn down from time to time prior to the Maturity Date (as defined below) upon request by the Company. The Note does not bear interest and the principal balance will be payable on the earlier of: (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). In the event that the Company does not consummate an initial business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of the date of this filing, the Company has an outstanding balance under the Note of $350,000.

On April 3, 2024, the Company and the First Financial Advisor entered into an amendment to the First Financial Advisor Agreement, pursuant to which the First Financial Advisor agreed that any fees pursuant to (iii) were waived upon the date of the waiver of the deferred underwriting fees by J.P. Morgan Securities LLC and BofA Securities, Inc., and agreed that any services that have been provided by the First Financial Advisor after the Initial Public Offering will be paid by the Company to the First Financial Advisor, up to a maximum of $1,200,000, only if the Business Combination is consummated, and as such the payment is considered contingent upon the consummation of the Business Combination. See details relating to the First Financial Advisor Agreement at Note 6 of the financial statements.

On April 3, 2024, the Company and the Second Financial Advisor entered into an amendment to the Second Financial Advisor Agreement, pursuant to which the Company has agreed to cause 250,000 Class A ordinary shares of the Company (or equivalent securities of the post-combination company) to be delivered to the Second Financial Advisor as compensation for any services that have been provided by the Second Financial Advisor after the Initial Public Offering. Such shares will be delivered only if the Business Combination is consummated, and as such the delivery is considered contingent upon the consummation of the Business Combination. See details relating to the Second Financial Advisor Agreement at Note 6 of the financial statements.