Form 10-Q
period 2024-03-31
Project Energy Reimagined Acquisition Corp.
filed 2024-06-17
CIK 1847241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of June 14, 2024, there were 13,247,201 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash	$9,319	$127,624
Prepaid expenses and other current assets	16,037	—
Total current assets	25,356	127,624
Investments held in trust account	117,492,860	115,981,606
Deferred offering costs	18,150,924	17,393,949
Total Assets	$135,669,140	$133,503,179

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,757,029	$1,605,457
Accrued expenses	3,614,687	2,435,615
Accrued expenses - related party	485,000	395,000
Promissory notes, net of discount - related party	757,439	500,000
Total current liabilities	6,614,155	4,936,072
Warrant liabilities	3,242,156	660,831
Accrued offering costs	18,150,924	17,393,949
Total Liabilities	28,007,235	22,990,852

Commitments (Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption 10,879,358 shares at redemption value as of March 31, 2024 and December 31, 2023, respectively.	117,392,860	115,881,606

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,594,414 issued and outstanding (excluding 10,879,358 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023.	660	660
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2024 and December 31, 2023.	—	—
Additional paid-in capital	—	—
Accumulated deficit	(9,731,615)	(5,369,939)
Total Shareholders’ Deficit	(9,730,955)	(5,369,279)
Total Liabilities and Shareholders’ Deficit	$135,669,140	$133,503,179

The accompanying notes are an integral part of these unaudited financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating costs	$1,782,912	$604,781
Loss from operations	(1,782,912)	(604,781)
Interest and dividend income on investments held in Trust Account	1,511,254	2,843,532
Interest expense (amortization of debt discount)	(5,281)	—
Unrealized loss on fair value of derivative liability - forward purchase agreement	—	(163,488)
Unrealized loss on fair value of warrant liabilities	(2,581,325)	(648,431)
Net (loss) income	$(2,858,264)	$1,426,832

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,473,772	26,377,660
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.16)	$0.04
Basic and diluted weighted average shares outstanding, Class B ordinary shares	1	6,594,415
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.16)	$0.04

The accompanying notes are an integral part of these unaudited financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2024
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	6,594,414	$660	1	$—	$—	$(5,369,939)	$(5,369,279)
Capital contributions - related parties	—	—	—	—	7,842	—	7,842
Remeasurement of ordinary shares subject to redemption, to redemption value	—	—	—	—	(7,842)	(1,503,412)	(1,511,254)
Net loss	—	—	—	—	—	(2,858,264)	(2,858,264)
Balance as of March 31, 2024	6,594,414	$660	1	$—	$—	$(9,731,615)	$(9,730,955)

	THREE MONTHS ENDED MARCH 31, 2023
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	6,594,415	$660	$—	$(10,174,848)	$(10,174,188)
Remeasurement of ordinary shares subject to redemption, to redemption value	—	—	—	—	—	(2,843,532)	(2,843,532)
Net income	—	—	—	—	—	1,426,832	1,426,832
Balance as of March 31, 2023	—	—	6,594,415	$660	$—	$(11,591,548)	$(11,590,888)

The accompanying notes are an integral part of these unaudited financial statements.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net (loss) income	$(2,858,264)	$1,426,832
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(1,511,254)	(2,843,532)
Interest expense (amortization of debt discount)	5,281	—
Unrealized loss on fair value of derivative liability - forward purchase agreement	—	163,488
Unrealized loss on fair value of warrant liabilities	2,581,325	648,431
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(16,037)	(54,191)
Accounts payable	151,572	136,825
Accrued expenses	1,179,072	47,942
Accrued expenses - related party	90,000	60,000
Net cash used in operating activities	(378,305)	(414,205)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	260,000	—
Net cash provided by financing activities	260,000	—

Net Change in Cash	(118,305)	(414,205)
Cash - Beginning of period	127,624	515,534
Cash - End of period	$9,319	$101,329

Non-cash investing and financing activities:
Deferred offering costs	$756,975	$—
Debt Discount	$7,842	$—
Remeasurement of Class A ordinary shares to redemption amount	$1,511,254	$2,843,532

The accompanying notes are an integral part of these unaudited financial statements.

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the preparation of its initial public offering (“Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a target for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividend income, interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association as then in effect, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s management team have agreed to vote any Founder Shares (as defined in Note 5) held by them, and any Public Shares purchased by them in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all.

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

The Amended and Restated Memorandum and Articles of Association provided that the Company would have only 18 months from the closing of Initial Public Offering (or 21 months from the closing of the Initial Public Offering if the Company executed a letter of intent, agreement in principle, or definitive agreement for an initial Business Combination within 18 months from the closing of the Initial Public Offering, but had not completed an initial Business Combination within such 18-month period) to complete an initial Business Combination. The Company entered into a non-binding letter of intent, dated as of April 25, 2023, with respect to an initial Business Combination, that automatically extended the period that the Company had to complete an initial Business Combination to August 2, 2023 pursuant to the Amended and Restated Memorandum and Articles of Association. On August 1, 2023, the Company held an extraordinary general meeting in lieu of the 2023 annual general meeting of shareholders of the Company (the “First Extension Meeting”). At the First Extension Meeting, the Company’s shareholders approved, among other matters, the extension of the date by which the Company must consummate an initial Business Combination from August 2, 2023 to May 2, 2024, or such earlier date as determined by the Company’s board of directors, for a total extension of up to nine months (collectively, the “First Extension”). On April 29, 2024, the Company held an extraordinary general meeting of shareholders of the Company (the “Second Extension Meeting”) at which the Company’s shareholders approved the further extension of the date by which the Company must consummate an initial Business Combination from May 2, 2024 to August 2, 2024, or such earlier date as determined by the Company’s board of directors (the “Combination Period”), for a total extension of up to three months (collectively, the “Second Extension”). If the Company is unable to complete an initial Business Combination within the Combination Period (or such later date as may be approved by the Company’s shareholders at a meeting called for such purpose at which the Company’s shareholders will be given the opportunity to have their Public Shares redeemed for a pro rata portion of the funds in the Trust Account), the Company will then liquidate in accordance with the Amended and Restated Memorandum and Articles of Association.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On July 25, 2023, the Company entered into one or more agreements (the “First Extension Non-Redemption Agreements”) with one or more unaffiliated third parties in exchange for them each agreeing not to redeem an aggregate of 760,000 Public Shares in connection with certain proposals considered and voted upon at the First Extension Meeting, in exchange for the Company agreeing to issue or cause to be issued to each such investor 138,000 Class A ordinary shares (“Post-Combination Shares”) at the time of the Company’s initial Business Combination. The Company subsequently entered into additional First Extension Non-Redemption Agreements with unaffiliated third parties on the same or similar terms reflecting the above ratio of non-redeemed Class A ordinary shares to Post-Combination Shares. Pursuant to all such First Extension Non-Redemption Agreements, the Company has agreed to issue or cause to be issued to such investors an aggregate of 1,645,596 Post-Combination Shares. In addition, the Company has agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the Inflation Reduction Act of 2022 (the “IR Act”) upon a redemption of Public Shares.

At the First Extension Meeting, the Company’s shareholders approved the following items: (i) a proposal to amend the Amended and Restated Memorandum and Articles of Association to provide for the First Extension (the “First Extension Amendment Proposal”); (ii) a proposal to amend the Amended and Restated Memorandum and Articles of Association to eliminate (a) the limitation that the Company shall not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions and (b) the limitation that the Company shall not consummate an initial Business Combination unless the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination (the “Redemption Limitation Amendment Proposal”); (iii) a proposal to amend the Amended and Restated Memorandum and Articles of Association to provide for the right of holders of Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time at the option of the holder (the “Founder Share Amendment Proposal”, and collectively with the First Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Articles Amendment Proposals”); (iv) a proposal to amend the investment management trust agreement, dated as of October 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to provide for the First Extension (the “Trust Amendment”, and such proposal, the “Trust Amendment Proposal”); (v) a proposal to re-appoint Michael Browning to the board of directors to serve until the third annual general meeting of shareholders following the First Extension Meeting or until his successor is elected and qualified; and (vi) a proposal to ratify the selection by the Company’s audit committee of Marcum LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On August 1, 2023, in connection with and following the approval of the Articles Amendment Proposals and the Trust Amendment Proposal, (i) holders of 6,594,414 Class B ordinary shares voluntarily elected to convert such Class B ordinary shares to Class A ordinary shares, on a one-for-one basis, in accordance with the Amended and Restated Memorandum and Articles of Association as amended pursuant to the Articles Amendment Proposals (collectively, the “Class B Conversion”), and (ii) the Public Shareholders elected to redeem 15,498,302 Class A ordinary shares at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $161.3 million (the “First Extension Redemption”). After the satisfaction of the First Extension Redemption, the balance in the Trust Account was approximately $113.2 million. Upon completion of the Class B Conversion followed by the First Extension Redemption, 17,473,772 Class A ordinary shares (including 10,879,358 shares subject to possible redemption) and one Class B ordinary share remained issued and outstanding.

On April 29, 2024, at the Second Extension Meeting, the Company’s shareholders approved a proposal to amend the Amended and Restated Memorandum and Articles of Association to provide for the Second Extension (the “Second Extension Amendment Proposal”). Effective upon such approval, (i) the Amended and Restated Memorandum and Articles of Association were amended pursuant to the resolutions set forth in the Second Extension Amendment Proposal to implement the Second Extension, and (ii) the Public Shareholders elected to redeem 4,226,571 Class A ordinary shares at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of approximately $45.8 million (the “Second Extension Redemption”). After the satisfaction of the Second Extension Redemption, the balance in the Trust Account was approximately $72.2 million. Upon completion of the Second Extension Redemption, 13,247,201 Class A ordinary shares (including 6,652,787 shares subject to possible redemption) and one Class B ordinary share remain issued and outstanding.

Proposed Business Combination

On October 2, 2023, the Company entered into a business combination agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”) with Heramba Electric plc, an Irish public limited company duly incorporated under the laws of Ireland (“Holdco”), Heramba Merger Corp., an exempted company incorporated in the Cayman Islands with limited liability (“Merger Sub”), Heramba Limited, an Irish private company limited by shares duly incorporated under the laws of Ireland (the “Seller”), and Heramba GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) established under the laws of Germany (“Heramba”), which provides for a proposed business combination through a series of related transactions (collectively, the “Proposed Business Combination”), as described in more detail below.

On December 6, 2023, Holdco initially filed with the SEC a registration statement on Form F-4 (File No. 333-275903) in connection with the Proposed Business Combination, which was subsequently amended on January 16, 2024, February 27, 2024 and March 15, 2024 (as amended, the “Form F-4”). The Form F-4 contains a preliminary proxy statement/prospectus that constitutes (i) a preliminary proxy statement relating to the Proposed Business Combination in connection with the Company’s solicitation of proxies for the vote by its shareholders regarding the Proposed Business Combination and related matters, as described in the Form F-4, and (ii) a preliminary prospectus relating to, among other things, the offer of the securities to be issued by Holdco in connection with the Proposed Business Combination.

On March 19, 2024, the Form F-4 was declared effective by the SEC, and Holdco and the Company filed the definitive proxy statement/prospectus related to the Proposed Business Combination (the “definitive proxy statement/prospectus”) with the SEC. On or about March 19, 2024, the Company commenced the mailing of the definitive proxy statement/prospectus and other relevant documents to its shareholders as of March 1, 2024, the record date established for voting on the Proposed Business Combination. The terms of the Business Combination Agreement and other related ancillary agreements, including those noted below, are summarized in more detail in the Form F-4 and the definitive proxy statement/prospectus.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Business Combination Agreement

Pursuant to the Business Combination Agreement, each of the following transactions will occur in the following order: (i) immediately prior to the effective time of the Merger (as defined below) (the “Merger Effective Time”), (1) each of the Company’s issued and outstanding Units will be automatically separated into its component securities (the “Unit Separation”) and (2) the sole issued and outstanding Class B ordinary share will be automatically converted into one Class A ordinary share (such conversion, the “Closing Class B Conversion”); (ii) at the Merger Effective Time, the Company will enter into a plan of merger with Merger Sub, pursuant to which Merger Sub will merge with and into our company (the “Merger”), with the Company being the surviving company in the Merger (the “Surviving Company”) and becoming a direct, wholly owned subsidiary of Holdco; (iii) at the Merger Effective Time, (a) each Class A ordinary share issued and outstanding immediately prior to the Merger Effective Time (which, for the avoidance of doubt, will include the Class A ordinary shares held as a result of the Unit Separation and the Closing Class B Conversion) will be automatically cancelled in exchange for the right to be issued one ordinary share in the capital of Holdco with a nominal value of €0.0001 (“Holdco Ordinary Shares”), (b) each Public Warrant will remain outstanding but will be automatically adjusted to become one Holdco public warrant (“Holdco Public Warrants”), (c) each Private Placement Warrant will remain outstanding but will be automatically adjusted to become one Holdco private warrant (“Holdco Private Warrants”), (d) each Class A ordinary share properly tendered for redemption and issued and outstanding immediately prior to the Merger Effective Time will be automatically cancelled and cease to exist and will thereafter represent only the right to be paid a pro rata portion of the Trust Account pursuant to the Articles, (e) each dissenting ordinary share issued and outstanding immediately prior to the Merger Effective Time held by a dissenting shareholder will be automatically cancelled and cease to exist and will thereafter represent only the right to be paid the fair value of such dissenting ordinary share and such other rights as are granted by the Companies Act (As Revised) of the Cayman Islands and (f) each ordinary share of Merger Sub issued and outstanding at the Merger Effective Time will be automatically cancelled in consideration for the issuance of one validly issued, fully paid and non-assessable ordinary share of par value $1.00 in the Surviving Company; (iv) immediately following the Merger Effective Time, pursuant to a transfer agreement to be entered into by and between the Seller and Holdco, the Seller will transfer as a contribution to Holdco, and Holdco will assume from the Seller, the shares in Heramba, all of which are held by the Seller, in exchange for the issuance by Holdco of 36,700,000 Holdco Ordinary Shares (the “Share Consideration”) to the Seller; and (v) all deferred ordinary shares in the capital of Holdco with a nominal value of €1.00 each (“Holdco Deferred Shares”) shall within one month of the Merger Effective Time be surrendered by the holder thereof to Holdco for nil consideration and such Holdco Deferred Shares shall thereafter be held as treasury shares by Holdco in satisfaction of the minimum capital requirements for a public limited company under Irish law.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Registration Rights Agreement

In connection with the Closing, Holdco and certain holders of Holdco securities upon the Closing, including the Sponsor, will enter into a registration rights agreement, pursuant to which, among other things, Holdco will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain Holdco Ordinary Shares and other equity securities of Holdco that are held by the parties thereto from time to time. In addition, Holdco will agree to provide such holders with customary demand and piggyback registration rights with respect to the Registrable Securities (as defined therein). Such Registrable Securities are expected to include up to 6,594,415 Holdco Ordinary Shares to be issued in exchange for the Founder Shares, 8,425,532 Holdco Private Warrants resulting from the automatic adjustment of the Private Placement Warrants at the Merger Effective Time (and the Holdco Ordinary Shares underlying such Holdco Private Warrants), 1,645,596 Holdco Ordinary Shares to be issued as the Post-Combination Shares under the First Extension Non-Redemption Agreements, and 36,700,000 Holdco Ordinary Shares to be held by certain Heramba shareholders.

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

On December 27, 2022, the Treasury released Notice 2023-2, which provided taxpayers with interim guidance on the excise tax to be relied upon until the Internal Revenue Service issued proposed Treasury regulations on such matter. Notice 2023-2 included as one of its exceptions to the excise tax a distribution in complete liquidation of a “covered corporation”, to which Sec. 331 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), applies (so long as Sec. 332(a) of the Code also does not also apply). On April 9, 2024, the Treasury published proposed regulations that would provide new guidance concerning the excise tax. Although the regulations are not final, taxpayers may generally rely upon such proposed regulations until final regulations are issued. The proposed regulations clarify that certain distributions in complete liquidation or pursuant to a resolution or plan of dissolution generally are not repurchases that would be subject to the excise tax. In addition, certain redemptions that occur in the same taxable year as a complete liquidation is completed or in which a dissolution occurs would generally be exempt from such excise tax.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Although the Company was incorporated in the Cayman Islands and is currently not a “covered corporation”, there is a possibility that the Company may acquire a U.S. domestic corporation, redomicile as a U.S. domestic corporation or engage in a transaction in which a U.S. domestic corporation becomes the Company’s parent or its affiliate. Although it remains uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of the Company’s Public Shares after December 31, 2022 if the Company was to become a “covered corporation” in the future, including any redemptions in connection with the First Extension or the Second Extension, the Company’s initial Business Combination or in the event the Company does not consummate an initial Business Combination by August 2, 2024, the Company would not expect the excise tax to apply to redemptions of its Public Shares that occur during a taxable year in which the Company completely liquidates under Sec. 331 of the Code.

If the Company was to become a “covered corporation” in the future, there is a possibility that any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with the Company’s initial Business Combination, certain amendments to the Amended and Restated Memorandum and Articles of Association (including in connection with the First Extension or the Second Extension) or otherwise. Whether and to what extent the Company would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial Business Combination, certain amendments to the Amended and Restated Memorandum and Articles of Association (including in connection with the First Extension or the Second Extension) or otherwise, (ii) the structure of the initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial Business Combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the corporation and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. However, the Company has agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of Public Shares. The foregoing could cause a reduction in the cash available on hand to complete the Company’s initial Business Combination and in the Company’s ability to complete an initial Business Combination.

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

Liquidity and Going Concern

As of March 31, 2024, the Company had $9,319 in cash held outside of the Trust Account and a working capital deficit of $6,588,799. The cash held outside the Trust Account is not expected to be sufficient for the Company to operate for the next 12 months from the issuance of the financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unable to complete a Business Combination by August 2, 2024 (or such later date as may be approved by the Company’s shareholders at a meeting called for such purpose at which the Company’s shareholders will be given the opportunity to have their Public Shares redeemed for a pro rata portion of the funds in the Trust Account), then the Company will cease all operations except for the purpose of liquidating. The expected liquidity concerns, date for mandatory liquidation and subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 17, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 or December 31, 2023.

Investments Held in Trust Account

As of March 31, 2024 and December 31, 2023, the assets held in the Trust Account were held in money market funds which were invested in U.S. Treasury securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Any gain and loss resulting from the change in fair value of these securities is included in gain (loss) on investments held in Trust Account in the accompanying statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

All of the 26,377,660 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity, except 6,594,414 Founder Shares that were converted from Class B ordinary shares into 6,594,414 Class A ordinary shares in August 2023.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of March 31, 2024 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $1,511,254 for the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2023	$115,881,606
Remeasurement of carrying value to redemption value	1,511,254
Class A ordinary shares subject to possible redemption as of March 31, 2024	$117,392,860

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

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

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share
Numerator:
Net (loss) income	$(2,858,264)	$—	$1,141,466	$285,366
Denominator:
Basic and diluted weighted average shares outstanding	17,473,772	1	26,377,660	6,594,415
Basic and diluted net (loss) income per share	$(0.16)	$(0.16)	$0.04	$0.04

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The forward purchase agreement is accounted for as a derivative instrument in accordance with ASC 815 and is presented as a derivative forward purchase agreement liability on the balance sheet. The Company was to issue and sell up to 2,000,000 forward purchase units at a purchase price of $10.00 per unit, for an aggregate purchase price of up to $20,000,000. The amounts actually sold were to be determined solely by the Company, and the Company was not obligated to issue or sell any forward purchase units. The forward purchase agreement was measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the statements of operations. On October 2, 2023, the Company and EWI (as defined below) entered into a mutual termination agreement to terminate the forward purchase agreement. See Note 5 for additional information on the forward purchase agreement.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Forward Purchase Agreement

In September 2021, the Company amended and restated the forward purchase agreement pursuant to which EWI Capital SPAC I LLC, which is an affiliate of Srinath Narayanan (the Company’s President and Chief Executive Officer) and a member of the Sponsor (“EWI” or the “forward purchase investor”), had subscribed to purchase from the Company up to 2,000,000 units (the “forward purchase units”), with each unit consisting of one Class A ordinary share, par value of $0.0001 per share (the “forward purchase shares”), and one-half of one redeemable warrant (the “forward purchase warrants”), for $10.00 per unit, or up to $20,000,000, in a private placement to close substantially concurrently with the closing of a Business Combination. The terms of the forward purchase units would have been identical to the terms of the Units sold in the Initial Public Offering, except that the forward purchase securities would have certain registration rights as described below and the forward purchase warrants would have been the same as the Private Placement Warrants.

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

Administrative Services Agreement

On October 28, 2021, in connection with the Initial Public Offering, the Company entered into an agreement with EWI to pay a total of $30,000 per month to EWI for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024 and 2023, the Company incurred $90,000 of expenses under this agreement and included within operating costs on the statements of operations. For the three months ended March 31, 2024 and 2023, the Company paid $0 and $30,000 of expenses under this agreement and included within operating costs on the statements of operations, respectively. As of March 31, 2024 and December 31, 2023, $485,000 and $395,000 remain unpaid and are recorded in Accrued expenses - related party, respectively.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of March 31, 2024 or December 31, 2023.

On October 25, 2023, the Company issued an unsecured promissory note in the principal amount of up to $500,000 to the Sponsor (the “October Note”), including with respect to certain loaned amounts outstanding from the Sponsor prior to the issuance of such note. The October Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial Business Combination is consummated and (ii) the date that the winding up of the Company is effective. In the event that the Company does not consummate an initial Business Combination, the October Note will be repaid only from amounts remaining outside of the Trust Account, if any. On August 21, 2023, September 27, 2023, and November 6, 2023, the Company drew $50,000, $250,000, and $200,000 from the October Note, respectively. As of March 31, 2024, the Company had a total outstanding balance under the October Note of $500,000, which has not yet been repaid as of March 31, 2024.

On January 26, 2024, the Company issued an unsecured promissory note in the principal amount of up to $375,000 to Srinath Narayanan (the Company’s President and Chief Executive Officer) (the “January Note”), including with respect to certain loaned amounts outstanding from Mr. Narayanan prior to the issuance of such note. The January Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial Business Combination is consummated and (ii) the date that the winding up of the Company is effective. In the event that the Company does not consummate an initial Business Combination, the January Note will be repaid only from amounts remaining outside of the Trust Account, if any. On January 25, 2024 and March 22, 2024, the Company drew $250,000 and $10,000 from the January Note, respectively. As of March 31, 2024, the Company had a total outstanding balance under the January Note of $260,000, which has not yet been repaid as of March 31, 2024. Subsequently, on April 18, 2024, the Company drew $81,000 from the January Note.

The Company complies with ASC Topic 835, Interest (“ASC 835”). In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the notes and amortized to “Interest expense” over the remaining term of the underlying debt to the maturity date. During the three months ended March 31, 2024 and 2023, the Company recorded $7,842 and $0 of debt discount upon the draws under the notes, respectively. The discount is being amortized to interest expense over the term of the debt to the date that the Company had to complete a Business Combination at the time of the draw, of May 2, 2024. The carrying value of the promissory notes, net of discount are $252,158 and $0 as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, the amortization of the discount resulted in interest expense of $5,281 and $0, respectively.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

First Extension Non-Redemption Agreements

On July 25, 2023, the Company entered into one or more First Extension Non-Redemption Agreements with one or more unaffiliated third parties in exchange for them each agreeing not to redeem an aggregate of 760,000 Public Shares in connection with certain proposals considered and voted upon at the First Extension Meeting, in exchange for the Company agreeing to issue or cause to be issued to each such investor 138,000 Post-Combination Shares at the time of the Company’s initial Business Combination. The Company subsequently entered into additional First Extension Non-Redemption Agreements with unaffiliated third parties on the same or similar terms reflecting the above ratio of non-redeemed Class A ordinary shares to Post-Combination Shares. Pursuant to all such First Extension Non-Redemption Agreements, the Company has agreed to issue or cause to be issued to such investors an aggregate of 1,645,596 Post-Combination Shares.

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

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Over-Allotment Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, the Over-Allotment Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company has also granted such registration rights to the holders of Post-Combination Shares that may be issued pursuant to the First Extension Non-Redemption Agreements and certain other registration rights in respect of any Replacement Shares (as defined below) that may be issued pursuant to the Backstop Non-Redemption Agreements (as defined below). The Company will bear the expenses incurred in connection with the filing of any such registration statements. Pursuant to the forward purchase agreement with EWI, the Company had agreed that the forward purchase securities would be entitled to registration rights pursuant to the registration rights agreement.

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

Vendor Agreements

On September 22, 2021, the Company entered into an agreement with a financial advisor (the “First Financial Advisor” and such agreement, the “First Financial Advisor Agreement”) for services to be rendered in connection with the Company’s Initial Public Offering, pursuant to which the Company would pay the First Financial Advisor (i) an amount equal to the aggregate number of securities sold in the Initial Public Offering multiplied by 0.02 and then further multiplied by 0.07, (ii) an amount equal to the aggregate number of securities sold upon the underwriters’ partial exercise of the over-allotment option multiplied by 0.02 and then further multiplied by 0.07, and (iii) on the date of any additional or deferred payment to any underwriters or other persons performing similar services in connection with the Initial Public Offering an amount equal to the aggregate number of securities sold in the Initial Public Offering, plus, the aggregate number of securities sold upon the underwriters’ partial exercise of the over-allotment option multiplied by 0.035 and then further multiplied by 0.13 (such fees in clause (iii), the “First Financial Advisor Deferred Fees”). The Company paid the First Financial Advisor a total of $369,287 in the aggregate pursuant to (i) and (ii) noted above. Those fees were considered offering costs of the Company (see Note 2 for accounting policy for offering costs). The Company determined that upon the waiver of the deferred underwriting fees by J.P. Morgan Securities LLC and BofA Securities, Inc., the First Financial Advisor Deferred Fees became void.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On August 24, 2022, the Company entered into an agreement with a consultant (the “Consultant”) for general project management and coordination of activities in connection with consummating a Business Combination, pursuant to which the Company shall pay a retainer of $25,000 upon each of signing of the letter of engagement and the acceptance of the terms of a Business Combination agreement. In addition, a final retainer fee of $550,000 would be paid to the Consultant, contingent upon the closing of a Business Combination. In August 2023, the Company informed the Consultant of their intention to terminate the agreement in accordance with the terms of the agreement. The Company paid the Consultant the first retainer upon the signing of the letter of engagement. All other fees under the agreement were waived upon the termination.

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

On July 20, 2023, the Company entered into an agreement with a capital markets advisor (the “Capital Markets Advisor”) for services such as securing an extension of the Combination Period, providing capital markets advice, advising on structure and terms of the Business Combination Agreement, and identifying finance opportunities in connection with a Business Combination. Pursuant to the agreement, the Company will pay the Capital Markets Advisor (i) an advisor fee in connection with the First Extension and the Business Combination in an amount equal to $750,000 in the aggregate, plus an additional $750,000 if, in connection with the First Extension, (a) the Capital Markets Advisor secured non-redemption agreements with the Company shareholders (the “Non-Redeeming Shareholders”) with respect to more than 7,500,000 Class A ordinary shares, in the aggregate, initially issued as part of units sold in the Company’s Initial Public Offering (the “Non-Redemption Shares”), (b) pursuant to the First Extension Non-Redemption Agreements, the Non-Redeeming Shareholders agreed to receive less than or equal to 1,400,000 promote shares, in the aggregate, to be issued by the Company (or its successor) following the Business Combination, and (c) the Non-Redeeming Shareholders did not redeem the Non-Redemption Shares in connection with the First Extension (the “Advisor Fee”); and (ii) a transaction fee in connection with a possible private placement of equity, equity-linked, convertible and/or debt securities or other capital or debt raising transaction to be consummated in connection with the Business Combination (the “Offering”), of an amount equal to (a) 4.0% of the gross proceeds from the private placement of $15,000,000 or more of equity or equity-linked securities or (b) 2.5% of the gross proceeds from the private placement of $30,000,000 or more of debt or convertible debt securities, in each case raised from investors first identified to the Company by the Capital Markets Advisor and received by the Company or any target simultaneously with or before the closing of the Offering (the “Offering Fee” and together with the Advisor Fee, the “CMA Transaction Fee”). No CMA Transaction Fee shall be payable if the Business Combination is not consummated, and as such, the CMA Transaction Fee is considered contingent upon the consummation of the Business Combination.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. WARRANTS

As of March 31, 2024 and December 31, 2023, there were 13,188,830 Public Warrants and 8,425,532 Private Placement Warrants outstanding.

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
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, excluding forward purchase units, for capital raising purposes in connection with the closing of the initial Business Combination (excluding any forward purchase units) at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or their affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance, or the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination, or, such price, the Market Value, is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described adjacent to the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares of $0.0001, par value. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 17,473,772 Class A ordinary shares issued and outstanding, of which 10,879,358 Class A ordinary shares are subject to possible redemption. As of March 31, 2024, the remaining 6,594,414 shares are classified as permanent equity and are comprised of 6,594,414 shares that were converted from Class B ordinary shares into Class A ordinary shares.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there was one Class B ordinary share issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single Class on all matters submitted to a vote of the shareholders except as required by law.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Founder Shares were to automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share divisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities were issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares was to equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares would never occur on a less than one-for-one basis.

On August 1, 2023, pursuant to the Class B Conversion, the holders of the Founder Shares converted 6,594,414 Founder Shares from Class B ordinary shares into 6,594,414 Class A ordinary shares. The sole issued and outstanding Class B ordinary share will automatically convert into one Class A ordinary share at the time of the Company’s initial Business Combination or earlier at the option of the holder.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024 (Unaudited)
Assets
Investments held in Trust Account:
Money market funds	$117,492,860	$117,492,860	$—	$—

Deferred offering costs	$18,150,924	$18,150,924	$—	$—

Liabilities
Accrued offering costs	$18,150,924	$18,150,924	$—	$—

Warrant liability – Public Warrants	$1,978,325	$1,978,325	$—	$—
Warrant liability – Private Placement Warrants	1,263,831	—	1,263,831	—
Warrant Liabilities	$3,242,156	$1,978,325	$1,263,831	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investments held in Trust Account:
Money market funds	$115,981,606	$115,981,606	$—	$—

Deferred offering costs	$17,393,949	$17,393,949	$—	$—

Liabilities
Accrued offering costs	$17,393,949	$17,393,949	$—	$—

Warrant liability – Public Warrants	$395,665	$395,665	$—	$—
Warrant liability – Private Placement	265,166	—	265,166	—
Warrant Liabilities	$660,831	$395,665	$265,166	$—

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2024 and December 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker PEGRW. The quoted price of the Public Warrants was $0.15 and $0.03 per warrant as of March 31, 2024 and December 31, 2023, respectively.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company estimates the volatility of its ordinary shares based on a back-solve lattice model which adjusts the trading price of the Public Warrants for the estimated probability of completing the initial Business Combination. However, since the back-solve lattice model did not produce a meaningful volatility for the Private Placement Warrants as of March 31, 2024 and December 31, 2023, the fair value of the Private Placement Warrants was set equal to the fair value of the Public Warrants. The fair value of the Private Placement Warrants was $0.15 and $0.03 per warrant as of March 31, 2024 and December 31, 2023, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. For the three months ended March 31, 2024, there were no transfers between either Level 1, 2 or 3 inputs.

The model used to estimate the fair value of the derivative liability for the forward purchase agreement is based on the assumption that the forward purchase securities are equivalent to the Company’s Units and determined, on a per unit basis, as the price of the Company’s Units less the present value of the contractually stipulated forward price of $10.00.

The Company recognized an unrealized loss on the fair value of warrant liabilities of $2,581,325 and $648,431 in the statement of operations for the three months ended March 31, 2024 and 2023, respectively. The Company recognized an unrealized loss on the fair value of derivative liability - forward purchase agreement of $163,488 in the statement of operations for the three months ended March 31, 2023. On October 2, 2023, the Company and EWI mutually agreed to terminate the forward purchase agreement (see Note 5).

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

Vendor Agreement Amendments

On April 3, 2024, the Company and the First Financial Advisor entered into an amendment to the First Financial Advisor Agreement, pursuant to which the First Financial Advisor agreed that any First Financial Advisor Deferred Fees were waived upon the date of the waiver of the deferred underwriting fees by J.P. Morgan Securities LLC and BofA Securities, Inc., and agreed that any services that have been provided by the First Financial Advisor after the Initial Public Offering will be paid by the Company to the First Financial Advisor, up to a maximum of $1,200,000, only if the Business Combination is consummated, and as such the payment is considered contingent upon the consummation of the Business Combination. See details relating to the First Financial Advisor Agreement at Note 6 of the financial statements.

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

Second Extension Meeting

On April 29, 2024, at the Second Extension Meeting, the Company’s shareholders approved the Second Extension Amendment Proposal. Effective upon such approval, (i) the Amended and Restated Memorandum and Articles of Association were amended pursuant to the resolutions set forth in the Second Extension Amendment Proposal to implement the Second Extension, and (ii) the Public Shareholders elected to redeem 4,226,571 Class A ordinary shares at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of approximately $45.8 million. After the satisfaction of the Second Extension Redemption, the balance in the Trust Account was approximately $72.2 million. Upon completion of the Second Extension Redemption, 13,247,201 Class A ordinary shares (including 6,652,787 shares subject to possible redemption) and one Class B ordinary share remain issued and outstanding.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the Second Extension, the Sponsor agreed that it or its designees will deposit into the Trust Account as a loan, on each of May 2, 2024 and the 2nd day of each subsequent calendar month until (but excluding) August 2, 2024 (each such date, a “Contribution Date”) the lesser of (x) $75,000 or (y) $0.015 per Public Share multiplied by the number of Public Shares outstanding on the applicable Contribution Date (a “Contribution”, and the Sponsor or its designee making such Contribution, a “Contributor”). The Company did not ask the Sponsor to reserve for, nor has the Company independently verified whether the Sponsor will have sufficient funds to satisfy, any such Contributions. If a Contributor fails to make a Contribution by an applicable Contribution Date, the Company will liquidate and dissolve as soon as practicable after such date and in accordance with the Amended and Restated Memorandum and Articles of Association. The Contributions will be evidenced by a non-interest bearing, unsecured promissory note and will be repayable by the Company upon consummation of its initial Business Combination. If the Company does not consummate its initial Business Combination by August 2, 2024 (or such earlier date as may be determined by the Company’s board of directors), any such promissory notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. If the Company has consummated its initial Business Combination or announced its intention to wind up prior to any Contribution Date, any obligation to make Contributions will terminate.

Backstop Non-Redemption Agreements

On April 30, 2024, the Company entered into non-redemption agreements (the “Backstop Non-Redemption Agreements”) with certain unaffiliated third parties (the “Backstop Investors”) in exchange for the Backstop Investors agreeing to rescind or reverse all redemption demands delivered prior to the redemption deadline for the Business Combination Meeting with respect to the Company’s Class A ordinary shares to be acquired by such Backstop Investors (the “Backstop Investor Shares”), up to an aggregate of 1,000,000 Backstop Investor Shares. The Backstop Investors are also lenders under certain loan agreements (the “Loan Agreements”) with an affiliate of Heramba (the “Heramba Affiliate”), which agreements included execution of the Backstop Non-Redemption Agreements as a closing condition. Upon consummation of the Proposed Business Combination, the Company will pay or cause to be paid to the Backstop Investors a payment in respect of the Backstop Investor Shares held by the Backstop Investors at the Closing of the Proposed Business Combination, from cash released from the Trust Account, equal to such number of Backstop Investor Shares multiplied by the Redemption Price (as defined in the Backstop Non-Redemption Agreements). The Backstop Investors have agreed to certain lock-up restrictions with respect to up to an aggregate of 500,000 Backstop Investor Shares (the “Lock-Up Shares”) until the earlier of the three month anniversary of the Closing Date and such date on which Holdco completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of Holdco’s shareholders having the right to exchange their Holdco Ordinary Shares for cash, securities or other property. However, such lock-up period will not apply to any Lock-Up Shares that are sold by a Backstop Investor at a price that equals or exceeds $10.00 per share. Additionally, if a Backstop Investor is unable to purchase the applicable amount of Backstop Investor Shares pursuant to its respective Backstop Non-Redemption Agreement (the “Share Cap”), then the Company will issue Class A ordinary shares (or cause the issuance of Holdco Ordinary Shares) to such Backstop Investor in an amount equal to the difference between the Share Cap and the number of Backstop Investor Shares acquired by the Backstop Investor (the “Replacement Shares”). The Company will have no obligation to issue or cause the issuance of any Replacement Shares if the Closing does not occur.

On April 30, 2024, the Company received $1,800,000 on behalf of the Heramba Affiliate, which funds were loaned to the Heramba Affiliate by the Backstop Investors pursuant to the Loan Agreements. As of the date of this report, the Company has distributed approximately $1,800,000 back to the Heramba Affiliate. The Company is not a party to, and has no rights or obligations under, the Loan Agreements.

Related Party Loans

On May 2, 2024, the Company issued an unsecured promissory note in the principal amount of up to $225,000 to the Sponsor to be drawn down in connection with the Contributions (the “Contributions Note”), including with respect to certain loaned amounts outstanding from the Sponsor prior to the issuance of such note. The Contributions Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial Business Combination is consummated and (ii) the date that the winding up of the Company is effective. In the event that the Company does not consummate an initial Business Combination, the Contributions Note will be repaid only from amounts remaining outside of the Trust Account, if any. On each of May 3, 2024 and June 3, 2024, a Contribution from the Sponsor was deposited into the Trust Account and, accordingly, the Company drew $75,000 on each such date from the Contributions Note. Such Contributions were initiated by the Sponsor prior to the respective Contribution Dates and, therefore, the Company has continued to operate and pursue the consummation of an initial Business Combination.

On April 23, 2024 and April 29, 2024, the Company received $200,000 and $600,000, respectively, in proceeds from an unaffiliated third party. The Company, the Sponsor and such third party expect to negotiate and execute definitive documentation with respect to the repayment of such funds. As of the date of this report, the Company has used $365,157 of these funds.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Proposed Business Combination (as defined and described below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). For information regarding risk factors related to the Proposed Business Combination, see the “Risk Factors” section of the Form F-4 and the definitive proxy statement/prospectus filed in connection therewith (in each case as defined and described below). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On November 2, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 25,000,000 units at $10.00 per unit (each, a “Unit”). Each Unit consists of one Class A ordinary share (the “Public Shares”) and one-half of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. On November 17, 2021, the underwriters of the Initial Public Offering purchased an additional 1,377,660 Units (“Over-Allotment Units”), due to a partial exercise of their over-allotment option, generating gross proceeds of $13,776,600.

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

A total of $263,776,600 of the proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment Units, the Over-Allotment Warrants and the Private Placement Warrants was placed in a trust account established in connection with the Initial Public Offering (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We have incurred and expect to continue to incur significant costs in the pursuit of our acquisition plans, including in connection with the Proposed Business Combination described below. We cannot assure you that our plans to complete the Proposed Business Combination, or any other initial business combination, will be successful. If we are unable to complete our initial business combination by August 2, 2024 (or such later date as may be approved by our shareholders), we will then liquidate in accordance with our amended and restated memorandum and articles of association (as amended, the “Articles”).

Recent Developments

Deferred Fee Waivers

On April 17, 2023 and April 27, 2023, J.P. Morgan Securities LLC and BofA Securities, Inc., respectively, constituting all of the underwriters of the Initial Public Offering, waived their rights to 100% of the deferred fee payable to such underwriters upon completion of our initial business combination pursuant to the underwriting agreement, totaling $9,232,181 (collectively, the “Deferred Fee Waivers”).

Extensions

On April 25, 2023, we entered into a non-binding letter of intent with respect to an initial business combination. As a result, pursuant to the Articles as then in effect, the date by which we must consummate an initial business combination was automatically extended to August 2, 2023.

On August 1, 2023, we held an extraordinary general meeting in lieu of the 2023 annual general meeting of our shareholders (the “First Extension Meeting”). At the First Extension Meeting, our shareholders approved the following items: (i) a proposal to amend the Articles as then in effect to extend the date by which we must consummate an initial business combination from August 2, 2023 to May 2, 2024, or such earlier date as determined by our board of directors, for a total extension of up to nine months (collectively, the “First Extension”, and such proposal, the “First Extension Amendment Proposal”); (ii) a proposal to amend the Articles as then in effect to eliminate (a) the limitation that we shall not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions and (b) the limitation that we shall not consummate an initial business combination unless we have net tangible assets of at least $5,000,001 upon consummation of such business combination (the “Redemption Limitation Amendment Proposal”); (iii) a proposal to amend the Articles as then in effect to provide for the right of holders of Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time at the option of the holder (the “Founder Share Amendment Proposal”, and collectively with the First Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Articles Amendment Proposals”); (iv) a proposal to amend the investment management trust agreement, dated as of October 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as then in effect, to provide for the First Extension (the “Trust Amendment”, and such proposal, the “Trust Amendment Proposal”); (v) a proposal to re-appoint Michael Browning to our board of directors to serve until the third annual general meeting of shareholders following the First Extension Meeting or until his successor is elected and qualified; and (vi) a proposal to ratify the selection by our audit committee of Marcum LLP to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2023.

Effective upon the approval of the Articles Amendment Proposals and the Trust Amendment Proposal, on August 1, 2023, (i) the Articles as then in effect were amended pursuant to the resolutions set forth in the Articles Amendment Proposals, and (ii) we entered into the Trust Amendment with Continental Stock Transfer & Trust Company, as trustee.

On August 1, 2023, in connection with and following the approval of the Articles Amendment Proposals and the Trust Amendment Proposal, (i) holders of 6,594,414 Class B ordinary shares voluntarily elected to convert such Class B ordinary shares to Class A ordinary shares, on a one-for-one basis, in accordance with the Articles as amended pursuant to the Articles Amendment Proposals (collectively, the “Class B Conversion”), and (ii) our public shareholders elected to redeem 15,498,302 Class A ordinary shares at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $161.3 million (the “First Extension Redemption”). After the satisfaction of the First Extension Redemption, the balance in the Trust Account was approximately $113.2 million. Upon completion of the Class B Conversion followed by the First Extension Redemption, 17,473,772 Class A ordinary shares and one Class B ordinary share remained issued and outstanding. Notwithstanding the Class B Conversion, the holders of the Class A ordinary shares received in the Class B Conversion will not be entitled to receive any funds held in the Trust Account with respect to any such converted shares.

Subsequent to the period covered by this Quarterly Report, on April 29, 2024, we held an extraordinary general meeting of our shareholders at which our shareholders approved a proposal to amend the Articles as then in effect to extend the date by which we must consummate an initial business combination from May 2, 2024 to August 2, 2024, or such earlier date as determined by our board of directors, for a total extension of up to three months (collectively, the “Second Extension”, and such proposal, the “Second Extension Amendment Proposal”). Effective upon such approval, (i) the Articles as then in effect were amended pursuant to the resolutions set forth in the Second Extension Amendment Proposal to implement the Second Extension, and (ii) our public shareholders elected to redeem 4,226,571 Class A ordinary shares at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of approximately $45.8 million (the “Second Extension Redemption”). After the satisfaction of the Second Extension Redemption, the balance in the Trust Account was approximately $72.2 million. Upon completion of the Second Extension Redemption, 13,247,201 Class A ordinary shares and one Class B ordinary share remain issued and outstanding.

Contributions to Trust Account

In connection with the Second Extension, our Sponsor agreed that it or its designees will deposit into the Trust Account as a loan, on each of May 2, 2024 and the 2nd day of each subsequent calendar month until (but excluding) August 2, 2024 (each such date, a “Contribution Date”) the lesser of (x) $75,000 or (y) $0.015 per Public Share multiplied by the number of Public Shares outstanding on the applicable Contribution Date (a “Contribution”, and our Sponsor or its designee making such Contribution, a “Contributor”). We did not ask our Sponsor to reserve for, nor have we independently verified whether our Sponsor will have sufficient funds to satisfy, any such Contributions. If a Contributor fails to make a Contribution by an applicable Contribution Date, we will liquidate and dissolve as soon as practicable after such date and in accordance with the Articles. The Contributions will be evidenced by a non-interest bearing, unsecured promissory note and will be repayable by us upon consummation of our initial business combination. If we do not consummate our initial business combination by August 2, 2024 (or such earlier date as may be determined by our board of directors), any such promissory notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. If we have consummated our initial business combination or announced our intention to wind up prior to any Contribution Date, any obligation to make Contributions will terminate. On each of May 3, 2024 and June 3, 2024, a Contribution from our Sponsor was deposited into the Trust Account. Such Contributions were initiated by our Sponsor prior to the respective Contribution Dates and, therefore, we have continued to operate and pursue the consummation of our initial business combination.

Proposed Business Combination

On October 2, 2023, we entered into a business combination agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”) with Heramba Electric plc, an Irish public limited company duly incorporated under the laws of Ireland (“Holdco”), Heramba Merger Corp., an exempted company incorporated in the Cayman Islands with limited liability (“Merger Sub”), Heramba Limited, an Irish private company duly incorporated under the laws of Ireland (the “Seller”), and Heramba GmbH, a limited liability company (Gesellschaft mit beschränkter Haftung) established under the laws of Germany (“Heramba”), which provides for a proposed business combination through a series of related transactions (collectively, the “Proposed Business Combination”).

On December 6, 2023, Holdco initially filed with the SEC a registration statement on Form F-4 (File No. 333-275903) in connection with the Proposed Business Combination, which was subsequently amended on January 16, 2024, February 27, 2024 and March 15, 2024 (as amended, the “Form F-4”). The Form F-4 contains a preliminary proxy statement/prospectus that constitutes (i) a preliminary proxy statement relating to the Proposed Business Combination in connection with our solicitation of proxies for the vote by our shareholders regarding the Proposed Business Combination and related matters, as described in the Form F-4, and (ii) a preliminary prospectus relating to, among other things, the offer of the securities to be issued by Holdco in connection with the Proposed Business Combination.

On March 19, 2024, the Form F-4 was declared effective by the SEC, and we and Holdco filed the definitive proxy statement/prospectus related to the Proposed Business Combination (the “definitive proxy statement/prospectus”) with the SEC. On or about March 19, 2024, we commenced the mailing of the definitive proxy statement/prospectus and other relevant documents to our shareholders as of March 1, 2024, the record date established for voting on the Proposed Business Combination. The terms of the Business Combination Agreement and other related ancillary agreements, including those noted below, are summarized in more detail in the Form F-4 and the definitive proxy statement/prospectus.

On March 28, 2024, we held an extraordinary general meeting of shareholders (the “Business Combination Meeting”) to consider and vote upon the proposals set forth in the definitive proxy statement/prospectus. At the Business Combination Meeting, our shareholders approved the Business Combination Proposal, the Merger Proposal and each of the Advisory Governance Proposals, in each case as defined and described in more detail in the definitive proxy statement/prospectus. We expect the Proposed Business Combination to close as soon as practicable.

Business Combination Agreement

Pursuant to the Business Combination Agreement, each of the following transactions will occur in the following order: (i) immediately prior to the effective time of the Merger (as defined below) (the “Merger Effective Time”), (1) each of our issued and outstanding Units will be automatically separated into its component securities (the “Unit Separation”) and (2) the sole issued and outstanding Class B ordinary share will be automatically converted into one Class A ordinary share (such conversion, the “Closing Class B Conversion”); (ii) at the Merger Effective Time, we will enter into a plan of merger with Merger Sub, pursuant to which Merger Sub will merge with and into our company (the “Merger”), with our company being the surviving company in the Merger (the “Surviving Company”) and becoming a direct, wholly owned subsidiary of Holdco; (iii) at the Merger Effective Time, (a) each Class A ordinary share issued and outstanding immediately prior to the Merger Effective Time (which, for the avoidance of doubt, will include the Class A ordinary shares held as a result of the Unit Separation and the Closing Class B Conversion) will be automatically cancelled in exchange for the right to be issued one ordinary share in the capital of Holdco with a nominal value of €0.0001 (“Holdco Ordinary Shares”), (b) each Public Warrant will remain outstanding but will be automatically adjusted to become one Holdco public warrant (“Holdco Public Warrants”), (c) each Private Placement Warrant will remain outstanding but will be automatically adjusted to become one Holdco private warrant (“Holdco Private Warrants” and together with the Holdco Public Warrants, the “Holdco Warrants”), (d) each Class A ordinary share properly tendered for redemption and issued and outstanding immediately prior to the Merger Effective Time will be automatically cancelled and cease to exist and will thereafter represent only the right to be paid a pro rata portion of the Trust Account pursuant to the Articles, (e) each dissenting ordinary share issued and outstanding immediately prior to the Merger Effective Time held by a dissenting shareholder will be automatically cancelled and cease to exist and will thereafter represent only the right to be paid the fair value of such dissenting ordinary share and such other rights as are granted by the Companies Act (As Revised) of the Cayman Islands and (f) each ordinary share of Merger Sub issued and outstanding at the Merger Effective Time will be automatically cancelled in consideration for the issuance of one validly issued, fully paid and non-assessable ordinary share of par value $1.00 in the Surviving Company; (iv) immediately following the Merger Effective Time, pursuant to a transfer agreement to be entered into by and between the Seller and Holdco, the Seller will transfer as a contribution to Holdco, and Holdco will assume from the Seller, the shares in Heramba, all of which are held by the Seller, in exchange for the issuance by Holdco of 36,700,000 Holdco Ordinary Shares (the “Share Consideration”) to the Seller; and (v) all deferred ordinary shares in the capital of Holdco with a nominal value of €1.00 each (“Holdco Deferred Shares”) shall within one month of the Merger Effective Time be surrendered by the holder thereof to Holdco for nil consideration and such Holdco Deferred Shares shall thereafter be held as treasury shares by Holdco in satisfaction of the minimum capital requirements for a public limited company under Irish law.

The consummation of the Proposed Business Combination is subject to a number of conditions set forth in the Business Combination Agreement including, among others, the Holdco Ordinary Shares being approved for listing on The Nasdaq Stock Market LLC (“Nasdaq”) or another national securities exchange and the execution of various transaction agreements. There can be no assurance as to whether or when the Proposed Business Combination will be consummated.

Heramba Sole Shareholder Written Consent

Concurrently with the execution and delivery of the Business Combination Agreement, the Seller, as the sole shareholder of Heramba, delivered to us a written consent pursuant to which, among other things, it approved the execution of the Business Combination Agreement and related ancillary agreements, and approved the transactions contemplated thereby.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, we entered into a sponsor support agreement (the “Sponsor Support Agreement”) with Heramba and our Sponsor, pursuant to which, among other things, our Sponsor (a) agreed to vote any ordinary shares held by it as of the record date established for voting on the Proposed Business Combination in favor of the Business Combination Agreement, the Proposed Business Combination and each of the proposals set forth in the Form F-4, and against any action that would reasonably be expected to impede the completion of the Proposed Business Combination as described therein, (b) agreed not to transfer such shares until the earliest of the closing of the Proposed Business Combination (the “Closing”) or the termination of the Business Combination Agreement, except as set forth therein, (c) agreed not to redeem such shares in connection with the Proposed Business Combination (which waiver of redemption rights was initially provided in connection with the Initial Public Offering in consideration for receipt of Founder Shares (as defined below), and for certain covenants and commitments pursuant to a letter agreement entered into at the time of the Initial Public Offering, and without any separate consideration paid in connection with providing such waiver) and (d) waived certain anti-dilution rights with respect to any such shares that are Class B ordinary shares.

Share Contribution Agreement

In connection with the Closing, the Seller and Holdco will enter into a transfer agreement immediately following the Merger Effective Time, pursuant to which the Seller will transfer as a contribution to Holdco, and Holdco will assume from the Seller, all of the shares in Heramba, in exchange for the issuance by Holdco of the Share Consideration to the Seller.

Lock-Up Agreement

In connection with the Closing, Holdco and certain holders of Holdco securities upon the Closing, including the Sponsor, certain of our directors and executive officers and certain Heramba shareholders holding greater than 5% of the outstanding Holdco Ordinary Shares upon the Closing, will enter into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which, among other things, each of such holders will agree to not effect any sale or distribution of the Lock-Up Securities (as defined therein), subject to certain customary exceptions set forth in the Lock-Up Agreement, until the earliest of: (i) the twelve month anniversary of the date of the Closing (the “Closing Date”), (ii) such time that the trading price of the Holdco Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 calendar days after the Closing Date, and (iii) such date on which Holdco completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all Holdco shareholders having the right to exchange their Holdco Ordinary Shares for cash, securities or other property. The Lock-Up Securities include up to 5,422,698 Holdco Ordinary Shares to be issued in exchange for the Founder Shares held by the Sponsor and certain of our officers and directors, and 34,000,000 Holdco Ordinary Shares to be held by certain Heramba shareholders.

Registration Rights Agreement

In connection with the Closing, Holdco and certain holders of Holdco securities upon the Closing, including the Sponsor, will enter into a registration rights agreement, pursuant to which, among other things, Holdco will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain Holdco Ordinary Shares and other equity securities of Holdco that are held by the parties thereto from time to time. In addition, Holdco will agree to provide such holders with customary demand and piggyback registration rights with respect to the Registrable Securities (as defined therein). Such Registrable Securities are expected to include up to 6,594,415 Holdco Ordinary Shares to be issued in exchange for the Founder Shares, 8,425,532 Holdco Private Warrants resulting from the automatic adjustment of the Private Placement Warrants at the Merger Effective Time (and the Holdco Ordinary Shares underlying such Holdco Private Warrants), 1,645,596 Holdco Ordinary Shares to be issued as the Post-Combination Shares (as defined below) under the First Extension Non-Redemption Agreements (as defined below), and 36,700,000 Holdco Ordinary Shares to be held by certain Heramba shareholders.

Amended and Restated Warrant Agreement

In connection with the Closing, prior to the Merger Effective Time, we will enter into an amended and restated warrant agreement with Holdco and Continental Stock Transfer & Trust Company, as warrant agent, and any successor warrant agent, pursuant to which the terms and conditions of the warrant agreement entered into at the time of the Initial Public Offering will be amended and restated to, among other things, reflect the automatic adjustment of the Public Warrants to Holdco Public Warrants and the Private Placement Warrants to Holdco Private Warrants.

Non-Redemption Agreements

On July 25, 2023, we entered into one or more agreements (the “First Extension Non-Redemption Agreements”) with one or more unaffiliated third parties in exchange for them each agreeing not to redeem an aggregate of 760,000 Public Shares in connection with certain proposals considered and voted upon at the First Extension Meeting, in exchange for our agreeing to issue or cause to be issued to each such investor 138,000 Class A ordinary shares (“Post-Combination Shares”) at the time of our initial business combination. We subsequently entered into additional First Extension Non-Redemption Agreements with unaffiliated third parties on the same or similar terms reflecting the above ratio of non-redeemed Public Shares to Post-Combination Shares. Pursuant to all such First Extension Non-Redemption Agreements, we have agreed to issue or cause to be issued to such investors an aggregate of 1,645,596 Post-Combination Shares. In addition, we have agreed that we will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the Inflation Reduction Act of 2022 (the “IR Act”) upon a redemption of Public Shares.

Subsequent to the period covered by this Quarterly Report, on April 30, 2024, we entered into non-redemption agreements (the “Backstop Non-Redemption Agreements”) with certain unaffiliated third parties (the “Backstop Investors”) in exchange for the Backstop Investors agreeing to rescind or reverse all redemption demands delivered prior to the redemption deadline for the Business Combination Meeting with respect to our Class A ordinary shares to be acquired by such Backstop Investors (the “Backstop Investor Shares”), up to an aggregate of 1,000,000 Backstop Investor Shares. The Backstop Investors are also lenders under certain loan agreements (the “Loan Agreements”) with an affiliate of Heramba (the “Heramba Affiliate”), which agreements included execution of the Backstop Non-Redemption Agreements as a closing condition. Upon consummation of the Proposed Business Combination, we will pay or cause to be paid to the Backstop Investors a payment in respect of the Backstop Investor Shares held by the Backstop Investors at the Closing of the Proposed Business Combination, from cash released from the Trust Account, equal to such number of Backstop Investor Shares multiplied by the Redemption Price (as defined in the Backstop Non-Redemption Agreements). The Backstop Investors have agreed to certain lock-up restrictions with respect to up to an aggregate of 500,000 Backstop Investor Shares (the “Lock-Up Shares”) until the earlier of the three month anniversary of the Closing Date and such date on which Holdco completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of Holdco’s shareholders having the right to exchange their Holdco Ordinary Shares for cash, securities or other property. However, such lock-up period will not apply to any Lock-Up Shares that are sold by a Backstop Investor at a price that equals or exceeds $10.00 per share. Additionally, if a Backstop Investor is unable to purchase the applicable amount of Backstop Investor Shares pursuant to its respective Backstop Non-Redemption Agreement (the “Share Cap”), then we will issue Class A ordinary shares (or cause the issuance of Holdco Ordinary Shares) to such Backstop Investor in an amount equal to the difference between the Share Cap and the number of Backstop Investor Shares acquired by the Backstop Investor (the “Replacement Shares”). We will have no obligation to issue or cause the issuance of any Replacement Shares if the Closing does not occur.

Subsequent to the period covered by this Quarterly Report, on April 30, 2024, we received $1,800,000 on behalf of the Heramba Affiliate, which funds were loaned to the Heramba Affiliate by the Backstop Investors pursuant to the Loan Agreements. As of the date of this Quarterly Report, we have distributed approximately $1,800,000 back to the Heramba Affiliate. We are not a party to, and have no rights or obligations under, the Loan Agreements.

Nasdaq Notices

On October 9, 2023, we received a notice from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires us to have at least 400 total holders for continued listing on the Nasdaq Global Market. The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Global Market. The notice stated that we had 45 calendar days, or until November 24, 2023, to submit a plan to regain compliance with such rule. On November 24, 2023, we submitted to Nasdaq a plan to regain compliance. If Nasdaq accepts our plan, Nasdaq may grant us an extension to evidence compliance with such rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision to a Nasdaq Hearings Panel.

Subsequent to the period covered by this Quarterly Report, on May 30, 2024, we received a notice from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) due to a delay in filing this Quarterly Report with the SEC. The notice was only a notification of deficiency, not of imminent delisting, and had no effect on the listing or trading of our securities on the Nasdaq Global Market. Upon the filing of this Quarterly Report, we expect to regain compliance with such rule.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 10, 2021 (inception) have been organizational activities and those necessary to prepare for the Initial Public Offering and, subsequent to the Initial Public Offering, the search for a target for our initial business combination and the completion of the First Extension and the Second Extension. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of dividend income, interest income or gains on investments on the cash and investments held in the Trust Account. Our expenses have increased substantially after the closing of the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We are also incurring expenses in connection with the Proposed Business Combination.

For the three months ended March 31, 2024, we had a net loss of $2,858,264, which resulted from operating costs of $1,782,912, unrealized loss on change in fair value of warrant liabilities of $2,581,325, and interest expense (amortization of debt discount) of $5,281, offset in part by interest and dividend income on investments held in the Trust Account of $1,511,254.

For the three months ended March 31, 2023, we had net income of $1,426,832, which resulted from interest and dividend income on investments held in Trust Account of $2,843,532, offset in part by loss on change in fair value of warrant liabilities of $648,431, operating costs of $604,781, and loss on the change in fair value of the forward purchase agreement of $163,488.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,150,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $8,150,000. Simultaneously with the closing of the partial exercise of the over-allotment option, we consummated the sale of 275,532 Over-Allotment Warrants at a price of $1.00 per Over-Allotment Warrant in a private placement to our Sponsor, generating gross proceeds of $275,532.

A total of $263,776,600 of the proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment Units, the Over-Allotment Warrants and the Private Placement Warrants were placed in the Trust Account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For the three months ended March 31, 2024, net cash used in operating activities was $378,305, which was due to our net loss of $2,858,264, and interest and dividend income on investments held in Trust Account of $1,511,254, partially offset by changes in operating assets and liabilities of $1,404,607, the unrealized loss on fair value of warrant liabilities of $2,581,325, and interest expense (amortization of debt discount) of $5,281.

For the three months ended March 31, 2023, net cash used in operating activities was $414,205, which was due to our net loss of $1,426,832, and interest and dividend income on investments held in Trust Account of $2,843,532, partially offset by changes in operating assets and liabilities of $190,576, the unrealized loss on fair value of warrant liabilities of $648,431, and unrealized loss on fair value of derivative liability on forward purchase agreement of $163,488.

There were no cash flows from investing activities for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024, net cash provided by financing activities was $260,000, which was due to proceeds from promissory notes of $260,000.

There were no cash flows from financing activities for the three months ended March 31, 2023.

As of March 31, 2024, we had marketable securities held in the Trust Account of $117,492,860 consisting of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.

As of March 31, 2024, we had cash of $9,319 held outside the Trust Account and a working capital deficit of $6,588,799. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

On October 25, 2023, we issued an unsecured promissory note in the principal amount of up to $500,000 to our Sponsor (the “October Note”), including with respect to certain loaned amounts outstanding from the Sponsor prior to the issuance of the October Note. The October Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated and (ii) the date that our winding up is effective. In the event that we do not consummate an initial business combination, the October Note will be repaid only from amounts remaining outside of the Trust Account, if any. On August 21, 2023, September 27, 2023, and November 6, 2023, we drew $50,000, $250,000, and $200,000 from the October Note, respectively. As of March 31, 2024, we had a total outstanding balance under the October Note of $500,000, which has not yet been repaid as of March 31, 2024.

On January 26, 2024, we issued an unsecured promissory note in the principal amount of up to $375,000 to Srinath Narayanan (our President and Chief Executive Officer) (the “January Note”), including with respect to certain loaned amounts outstanding from Mr. Narayanan prior to the issuance of such note. The January Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated and (ii) the date that our winding up is effective. In the event that we do not consummate an initial business combination, the January Note will be repaid only from amounts remaining outside of the Trust Account, if any. On January 25, 2024 and March 22, 2024, we drew $250,000 and $10,000 from the January Note, respectively. As of March 31, 2024, we had a total outstanding balance under the January Note of $260,000, which has not yet been repaid as of March 31, 2024. Subsequently, on April 18, 2024, we drew $81,000 from the January Note.

In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the notes and amortized to “Interest expense” over the remaining term of the underlying debt to the maturity date. During the three months ended March 31, 2024 and 2023, we recorded $7,842 and $0 of debt discount upon the draws under the notes, respectively. The discount is being amortized to interest expense over the term of the debt to the date that we had to complete a business combination at the time of the draw, of May 2, 2024. The carrying value of the promissory notes, net of discount are $252,158 and $0 as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, the amortization of the discount resulted in interest expense of $5,281 and $0, respectively.

Subsequent to the period covered by this Quarterly Report, on April 23, 2024 and April 29, 2024, we received $200,000 and $600,000, respectively, in proceeds from an unaffiliated third party. We, our Sponsor and such third party expect to negotiate and execute definitive documentation with respect to the repayment of such funds. As of the date of this Quarterly Report, we have used $365,157 of these funds.

Subsequent to the period covered by this Quarterly Report, on May 2, 2024, we issued an unsecured promissory note in the principal amount of up to $225,000 to our Sponsor to be drawn down in connection with the Contributions (the “Contributions Note”), including with respect to certain loaned amounts outstanding from our Sponsor prior to the issuance of such note. The Contributions Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated and (ii) the date that our winding up is effective. In the event that we do not consummate an initial business combination, the Contributions Note will be repaid only from amounts remaining outside of the Trust Account, if any. On each of May 3, 2024 and June 3, 2024, a Contribution from our Sponsor was deposited into the Trust Account and, accordingly, we drew $75,000 on each such date from the Contributions Note. Such Contributions were initiated by our Sponsor prior to the respective Contribution Dates and, therefore, we have continued to operate and pursue the consummation of our initial business combination.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if we are unable to complete an initial business combination by August 2, 2024 (or such later date as may be approved by our shareholders at a meeting called for such purpose at which our shareholders will be given the opportunity to have their Public Shares redeemed for a pro rata portion of the funds in the Trust Account), then we will cease all operations except for the purpose of liquidating. In addition, the cash held outside the Trust Account is not expected to be sufficient for us to operate for the next 12 months from the issuance of the financial statements. The expected liquidity concerns, date for mandatory liquidation and subsequent dissolution, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date or obtain approval for an extension.

Critical Accounting Policies

Class A Ordinary Shares Subject to Possible Redemption

All of the 26,377,660 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial business combination and in connection with certain amendments to the Articles. In accordance with ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity, except 6,594,414 Founder Shares that were converted from Class B ordinary shares into 6,594,414 Class A ordinary shares in August 2023.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of March 31, 2024 increased as the income earned on the Trust Account exceeds our expected dissolution expenses (up to $100,000). As such, we recorded an increase in the carrying amount of the redeemable ordinary shares of $1,511,254 for the three months ended March 31, 2024.

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the net (loss) income per share calculation allocates income and losses shared pro rata between Class A ordinary shares and Class B ordinary shares. As a result, the calculated net (loss) income per share is the same for Class A ordinary shares and Class B ordinary shares. We have not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option and private placements to purchase an aggregate of 21,614,362 shares in the calculation of diluted net (loss) income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per share is the same as basic income per share for the periods presented.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Derivative Financial Instruments

We estimate the volatility of our ordinary shares based on a back-solve lattice model which adjusts the trading price of the Public Warrants for the estimated probability of completing our initial business combination. However, since the back-solve lattice model did not produce a meaningful volatility for the Private Placement Warrants as of March 31, 2024 and December 31, 2023, the fair value of the Private Placement Warrants was set equal to the fair value of the Public Warrants. The fair value of the Private Placement Warrants was $0.15 and $0.043 per warrant as of March 31, 2024 and December 31, 2023, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

Office Space and Administrative Support

We have an agreement to pay EWI Capital SPAC I LLC, which is an affiliate of Mr. Narayanan and a member of the Sponsor (“EWI”), a monthly fee of $30,000 for office space and administrative support. We began incurring these fees on October 29, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination or our liquidation.

Forward Purchase Agreement

Pursuant to a forward purchase agreement entered into in connection with the Initial Public Offering, EWI subscribed to purchase up to 2,000,000 units for $10.00 per unit, or up to $20,000,000, in a private placement to close substantially concurrently with the closing of our initial business combination. On October 2, 2023, we mutually agreed with EWI to terminate the forward purchase agreement.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement entered into at the time of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of an initial business combination. We have also granted such registration rights to the holders of Post-Combination Shares that may be issued pursuant to the First Extension Non-Redemption Agreements and certain other registration rights in respect of any Replacement Shares that may be issued pursuant to the Backstop Non-Redemption Agreements. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement and Deferred Fees

The underwriters of the Initial Public Offering were entitled to a deferred fee of $9,232,181 that would become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement. On April 17, 2023 and April 27, 2023, pursuant to the Deferred Fee Waivers, the underwriters of the Initial Public Offering gratuitously waived their rights to 100% of such deferred fee.

Certain Vendor Agreements

On September 22, 2021, we entered into a financial advisory agreement with J. Wood Capital Advisors LLC (“J. Wood”) for services to be rendered in connection with the Initial Public Offering, pursuant to which we would pay J. Wood certain fees upon consummation of the Initial Public Offering and our initial business combination. We paid J. Wood a total of $369,287 upon consummation of the Initial Public Offering, and a total of approximately $1,200,184 was to be paid upon consummation of our initial business combination (the “J. Wood Deferred Fee”). Following the Deferred Fee Waivers, and pursuant to a letter agreement dated April 3, 2024, we agreed with J. Wood that (i) the J. Wood Deferred Fee would be deemed waived effective upon the date of the Deferred Fee Waivers and (ii) fees for any financial advisory services provided by J. Wood after the Initial Public Offering will be paid only upon consummation of our initial business combination, up to maximum of $1,200,000.

On September 28, 2021, we entered into a financial advisory agreement with Private D Capital Group Corp (“Private D”) for services to be rendered in connection with the Initial Public Offering, pursuant to which we would pay Private D certain fees upon consummation of the Initial Public Offering and our initial business combination. We paid Private D a total of $158,266 upon consummation of the Initial Public Offering, and a total of approximately $1,107,862 was to be paid upon consummation of our initial business combination (the “Private D Deferred Fee”). Pursuant to a letter agreement dated April 3, 2024, we agreed with Private D that (i) the Private D Deferred Fee would be deemed waived effective upon the date of the Deferred Fee Waivers and (ii) fees for any financial advisory services provided by Private D after the Initial Public Offering will be satisfied by 250,000 Class A ordinary shares (or equivalent securities of the post-combination company) to be delivered to Private D in connection with, and only upon consummation of, our initial business combination.

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

On July 20, 2023, we engaged Cohen & Company Capital Markets, a division of JVB Financial, LLC (“Cohen”), as our capital markets advisor in connection with the First Extension and our initial business combination, and as PIPE placement agent in connection with our initial business combination. The fee due to Cohen for such services consists of a fixed portion and a variable portion contingent upon certain future events, which fee will be no less than $750,000 and due only if our initial business combination is consummated.

Non-Redemption Agreements

Pursuant to the First Extension Non-Redemption Agreements entered into on and after July 25, 2023, we have agreed to issue or cause to be issued to such investors party thereto an aggregate of 1,645,596 Post-Combination Shares. In addition, we have agreed that we will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of Public Shares.

Pursuant to the Backstop Non-Redemption Agreements entered into on April 30, 2024, we have agreed to pay or cause to be paid to the Backstop Investors, upon consummation of the Proposed Business Combination, a payment in respect of the Backstop Investor Shares held by the Backstop Investors at the Closing of the Proposed Business Combination, from cash released from the Trust Account, equal to such number of Backstop Investor Shares multiplied by the Redemption Price. Additionally, if a Backstop Investor is unable to purchase the applicable amount of Backstop Investor Shares pursuant to its respective Backstop Non-Redemption Agreement, then we will issue Replacement Shares to such Backstop Investor in an amount equal to the difference between the Share Cap and the number of Backstop Investor Shares acquired by the Backstop Investor. We will have no obligation to issue or cause the issuance of any Replacement Shares if the Closing does not occur.

Promissory Notes - Related Party

On October 25, 2023, January 26, 2024 and May 2, 2024, we issued the October Note, the January Note and the Contributions Note, respectively. Each such note accrues no interest on the unpaid principal balance and is due on the earlier of (i) the date on which we consummate an initial business combination and (ii) the date that our winding up is effective. In the event that we do not consummate an initial business combination, such notes will be repaid only from amounts remaining outside of the Trust Account, if any.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, management has concluded that, notwithstanding the material weakness described below, the financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Material Weakness and Management’s Remediation Measures

We have identified a material weakness in our internal control over financial reporting that existed as of December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in a company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting that existed due to a lack of formal review controls, as required by COSO principles, over the accounting for complex financial instruments, to achieve complete, accurate and timely financial accounting, reporting and disclosures, resulting in adjustments to several accounts and disclosures.

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness in the overall control environment, management has identified remediation actions to implement going forward. We have commenced our remediation efforts by taking the following steps:

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

We will continue to review and improve our internal controls over financial reporting to address the underlying causes of the material weakness and control deficiencies. The material weakness will not be remediated until our remediation plan has been fully implemented, and we have concluded that our internal controls are operating effectively for a sufficient period of time. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

Except for the material weakness and the remediation efforts described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our most recent Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 17, 2024. For information regarding risk factors related to the Proposed Business Combination, see the “Risk Factors” section of the Form F-4 and the definitive proxy statement/prospectus filed in connection therewith.

The completed redemptions of Public Shares in connection with the First Extension and the Second Extension, and the ability of our public shareholders to exercise redemption rights with respect to a large number of Public Shares in connection with our initial business combination, could increase the probability that our initial business combination would not be consummated and that you would have to wait for liquidation in order to redeem your Public Shares.

We paid approximately $161.3 million and $45.8 million out of the Trust Account to shareholders that tendered their Public Shares for redemption in connection with the First Extension and the Second Extension, respectively. After the satisfaction of such redemption payments, the balance in the Trust Account was approximately $72.2 million and 6,652,787 Public Shares remain outstanding. If our public shareholders exercise redemption rights with respect to a large number of Public Shares in connection with our initial business combination, there may not be sufficient funds in the Trust Account to enable us to consummate our initial business combination. Additionally, the combined company may not meet the initial or continued listing requirements of Nasdaq (or another national securities exchange) or have sufficient funds to support its operations without additional third-party financing, which may be unavailable on acceptable terms or at all. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares, including in connection with the First Extension and the Second Extension.

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

On December 27, 2022, the Treasury released Notice 2023-2, which provided taxpayers with interim guidance on the excise tax to be relied upon until the Internal Revenue Service issued proposed Treasury regulations on such matter. Notice 2023-2 included as one of its exceptions to the excise tax a distribution in complete liquidation of a “covered corporation”, to which Sec. 331 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), applies (so long as Sec. 332(a) of the Code also does not also apply). On April 9, 2024, the Treasury published proposed regulations that would provide new guidance concerning the excise tax. Although the regulations are not final, taxpayers may generally rely upon such proposed regulations until final regulations are issued. The proposed regulations clarify that certain distributions in complete liquidation or pursuant to a resolution or plan of dissolution generally are not repurchases that would be subject to the excise tax. In addition, certain redemptions that occur in the same taxable year as a complete liquidation is completed or in which a dissolution occurs would generally be exempt from such excise tax.

Although we were incorporated in the Cayman Islands and currently are not a “covered corporation”, there is a possibility that we may acquire a U.S. domestic corporation, redomicile as a U.S. domestic corporation or engage in a transaction in which a U.S. domestic corporation becomes our parent or affiliate. Although it remains uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of the Public Shares after December 31, 2022 if we were to become a “covered corporation” in the future, including any redemptions in connection with the First Extension or the Second Extension, our initial business combination or in the event we do not consummate our initial business combination by August 2, 2024, we would not expect the excise tax to apply to redemptions of Public Shares that occur during a taxable year in which we completely liquidate under Sec. 331 of the Code.

If we were to become a “covered corporation” in the future, there is a possibility that any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial business combination, certain amendments to the Articles (including in connection with the First Extension or the Second Extension) or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, certain amendments to the Articles (including in connection with the First Extension or the Second Extension) or otherwise, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the corporation and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. However, we have agreed that we will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of Public Shares. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 26, 2024, we issued the January Note in the principal amount of up to $375,000 to Mr. Narayanan. The January Note accrues no interest on the unpaid principal balance and is due on the earlier of (i) the date on which we consummate an initial business combination and (ii) the date that our winding up is effective. In the event that we do not consummate an initial business combination, the January Note will be repaid only from amounts remaining outside of the Trust Account, if any. The issuance of the January Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

For a description of the use of the proceeds generated in the Initial Public Offering, including the effects of the Deferred Fee Waivers, the First Extension and the Second Extension, and the Contributions, see Part I, Item 2 of this Quarterly Report. The specific investments in the Trust Account may change from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
3.1(1)	Amended and Restated Memorandum and Articles of Association
3.2(2)	Amendments to the Amended and Restated Memorandum and Articles of Association, effective as of August 1, 2023
3.2(3)	Amendments to the Amended and Restated Memorandum and Articles of Association, effective as of April 29, 2024
10.1(4)	Promissory Note issued in favor of Srinath Narayanan, dated January 26, 2024
10.2(3)	Promissory Note issued in favor of Smilodon Capital, LLC, dated May 2, 2024
10.3(3)	Form of Non-Redemption Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2023 and incorporated by reference herein.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 3, 2024 and incorporated by reference herein.

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 1, 2024 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROJECT ENERGY REIMAGINED ACQUISITION CORP.

Date: June 14, 2024	By:	/s/ Srinath Narayanan
		Name:	Srinath Narayanan
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2024	By:	/s/ Prakash Ramachandran
		Name:	Prakash Ramachandran
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)